Form 10QSB
period 2000-06-30
TRIBEWORKS INC
filed 2000-08-11
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2000
                                   ---------------------------------------------

                                             or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         N/A             to              N/A
                                 ----------------               ----------------

Commission File Number:                   000-28675
                        --------------------------------------------------------

                                Tribeworks, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                94-3308801
--------------------------------------------------------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
 or organization)                                No.)


988 Market Street, San Francisco, CA
                                                            94102
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)


                                 (415) 674-5555
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. X  Yes    No
                                         ---     ---

       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on June 30, 2000: 16,558,857 shares.

Transitional Small Business Disclosure Format:    Yes  X  No
                                               ---    ---

                                TRIBEWORKS, INC.
                    SECOND QUARTER 2000 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                       PAGE
--------------------------------                                       ----

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheets
           June 30, 2000 and December 31, 1999                           3

           Unaudited Consolidated Statements of Operations
           Three and Six Months Ended June 30, 2000 and 1999             4

           Unaudited Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2000 and 1999                       5

           Notes to Unaudited Consolidated Financial Statements          6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 9


PART II.   OTHER INFORMATION
----------------------------

  Item 2.  Changes in Securities and Use of Proceeds                     19

  Item 6.  Exhibits and Reports on Form 8-K                              19

  Signatures                                                             20


                         TRIBEWORKS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999


                                                                            JUNE 30, 2000   DEC. 31, 1999
                                                                              UNAUDITED        AUDITED
                                                                            -------------   -------------
ASSETS
------
Cash and cash equivalents                                                   $    190,133    $    157,353
Accounts receivable, net                                                          74,041          31,240
Prepaids and deposits                                                             73,408          21,514
                                                                            -------------   -------------
     Total current assets                                                        337,582         210,107
                                                                            -------------   -------------

Equipment (net of accumulated  depreciation of $5,517 at June 30, 2000 and
     $1,228 at December 31, 1999)                                                 62,105          14,140
Technology license (net of accumulated  amortization of 28,890 at June 30,
     2000 and $7,223 at December 31, 1999)
                                                                                 101,110         122,777
                                                                            -------------   -------------
     Total assets                                                           $    500,797    $    347,024
                                                                            =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Accounts payable                                                            $    112,674    $    211,631
Accrued other liabilities                                                         41,647          30,160
Due to shareholders                                                                6,232          18,732
Deferred revenue                                                                  82,548          97,983
                                                                            -------------   -------------
     Total current liabilities                                                   243,101         358,506
                                                                            -------------   -------------

Obligation to issue common stock                                                      --          40,000
                                                                            -------------   -------------
     Total liabilities                                                           243,101         398,506
                                                                            -------------   -------------

Stockholders' (deficit) equity:
Preferred stock: 50,000,000 shares authorized, none issued
Common stock: 200,000,000 shares authorized,  $0.0001 par value 16,558,857 and 16,010,000 shares issued and outstanding
                                                                                   1,656           1,601
Additional paid in capital                                                     2,122,353       1,103,801
Related party subscription receivable                                                 --          (5,257)
Accumulated deficit                                                           (1,866,313)     (1,151,627)
                                                                            -------------   -------------
     Total stockholders' equity (deficit)                                        257,696         (51,482)
                                                                            -------------   -------------
     Total liabilities and stockholders' equity                             $    500,797    $    347,024
                                                                            =============   =============

                                See accompanying notes to unaudited financial statements


                         TRIBEWORKS, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                             THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                          -----------------------------------     ---------------------------------
                                                 2000               1999                 2000              1999
                                          ---------------    ---------------      ---------------   ---------------
Revenue                                   $       239,177    $        35,205      $       404,040   $        51,637
Cost of sales                                      23,945              6,480               36,655            10,033
                                          ---------------    ---------------      ---------------   ---------------
Gross profit                                      215,232             28,725              367,385            41,604
                                          ---------------    ---------------      ---------------   ---------------

Operating expenses:
     Product support                               18,162             18,024               38,100            28,688
     Product development                          139,037             69,357              250,250           118,357
     Sales and marketing                          210,965             55,329              369,726            74,401
     General and administrative                   267,442            113,653              427,341           145,508
                                          ---------------    ---------------      ---------------   ---------------
Total operating expenses                          635,606            256,363            1,085,417           366,954
                                          ---------------    ---------------      ---------------   ---------------
Loss from operations                             (420,374)          (227,638)            (718,032)         (325,350)

Interest income                                     3,391                 --                4,236                --
                                          ---------------    ---------------      ---------------   ---------------
Loss before income taxes                         (416,983)          (227,638)            (713,796)         (325,350)
Income taxes                                          890                 --                  890                --
                                          ---------------    ---------------      ---------------   ---------------
Net loss                                  $      (417,873)   $      (227,638)     $      (714,686)  $      (325,350)
                                          ===============    ===============      ===============   ===============
Basic and diluted loss per share
                                          $         (0.03)    $        (0.02)      $        (0.04)   $        (0.03)
                                          ===============     ==============       ==============    ==============
Weighted average number of shares
     outstanding                               16,512,636         12,863,964           16,269,834        12,863,964
                                          ===============     ==============       ==============    ==============

                                See accompanying notes to unaudited financial statements



                         TRIBEWORKS, INC. AND SUBSIDIARY
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2000 AND 1999


                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                               ----------------------------
                                                                                   2000             1999
                                                                               -------------   ------------
OPERATING ACTIVITIES
  Net loss from operations                                                     $   (714,686)   $  (325,350)
  Adjustments to reconcile net loss to net cash used in operating activities
     Depreciation and amortization expense                                           25,955            600
     Changes in operating assets and liabilities
         Accounts receivable                                                        (42,801)        (9,462)
         Other receivables, prepaids and deposits                                   (51,894)         3,932
         Accounts payable                                                           (98,956)        36,153
         Deferred revenue                                                           (15,435)        44,030
         Other liabilities                                                           (1,014)            --
                                                                               -------------   ------------
               Net cash used in operating activities                               (898,831)      (250,097)

INVESTING ACTIVITIES
  Purchase equipment                                                                (52,253)            --
                                                                               -------------   ------------
                Net cash used by investing activities                               (52,253)            --

FINANCING ACTIVITIES
  Proceeds from sale of common shares                                               983,864             --
  Proceeds from note payable                                                             --        269,782
                                                                               -------------   ------------
                Net cash provided by financing activities                           983,864        269,782
                                                                               -------------   ------------

                Net increase in cash and cash equivalents                            32,780         19,685
Cash and cash equivalents, beginning of period                                      157,353         37,723
                                                                               -------------   ------------
Cash and cash equivalents, end of period                                       $    190,133    $    57,408
                                                                               =============   ============

          Taxes paid during period                                             $        890    $        --
          Interest paid during period                                          $         --    $        --

NON CASH EVENT:
  Related party rec. - options exercise for 25,667 common shares               $      1,283
  Purchase of consulting services for cash and 3,190 shares valued
     at                                                                        $      6,380

                                See accompanying notes to unaudited financial statements

                         TRIBEWORKS, INC. AND SUBSIDIARY
               NOTES TO UNAUDITED CONSOLIATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1   ORGANIZATION AND DEVELOPMENT STAGE RISKS

ORGANIZATION On August 20, 1998 ("Inception") Tribeworks, Inc. (the "Company") began its business activities. The Company's principal business activities are developing software applications for Internet media developers through the Internet and marketing a technology known as "iShell." This technology was acquired from two of the Company's cofounders. Business activities have been financed primarily through the issuance of equity securities for cash, sales of membership subscriptions, custom development services and product sales.

On November 2, 1999, Tribeworks Acquisition Corp., a Delaware corporation and wholly owned subsidiary of Pan World Corporation (PWC), a Nevada corporation, merged with and into Tribeworks, Inc., a California corporation (California Tribeworks). Subsequent to the merger, California Tribeworks renamed itself Tribeworks Development Corporation (Tribeworks Development) and PWC, the sole shareholder of Tribeworks Development, reincorporated as Tribeworks, Inc., a Delaware corporation. These transactions hereinafter are referred to as the "Recapitalization". PWC had no significant assets, liabilities or operations from the date of its incorporation in Nevada on August 20, 1996 through November 2, 1999, and the majority shareholders of California Tribeworks became the majority shareholders of PWC. Therefore, the Recapitalization was a reverse acquisition that is being accounted for as a recapitalization.

Unless the context otherwise indicates, "Tribeworks" or "Company" refers to California Tribeworks prior to the Recapitalization and to Tribeworks, Inc., a Delaware corporation, after the Recapitalization.

The Company is subject to a number of risks similar to other companies in a comparable stage of development including reliance on key personnel, successful marketing of its services in an emerging market, competition from other companies with greater technical, financial management and marketing resources, successful development and enhancement of new services and products, and the ability to secure adequate financing to support future growth.

NOTE 2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

UNUADITED FINANCIAL INFORMATION The interim consolidated statements are unaudited. However, in the opinion of management, the interim data includes all adjustments, consisting only of normal and recurring adjustments, necessary for a fair statement of the results for the interim periods. The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures included herein are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the annual financial statements and notes thereto included in the Company's Form 10-SB/A filed with the SEC on July 10, 2000.

FINANCIAL STATEMENT PRESENTATION For periods prior to the Recapitalization, the financial statements reflect California Tribeworks financial position, results of operations and cash flows. For periods subsequent to the Recapitalization, the financial statements of the Company are presented on a consolidated basis and include the Company and its only subsidiary, Tribeworks Development. The Company's operations are conducted through Tribeworks Development. There was no inter-company activity during the periods presented.

Certain prior period balances have been reclassified to conform to the current period presentation.

USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CHANGE IN ACCOUNTING METHOD Beginning April 1, 2000, the Company adopted the percentage-of-completion method of accounting for recognizing revenue with respect to custom development services. Revenue is

                        TRIBEWORKS, INC. AND SUBSIDIARY
               NOTES TO UNAUDITED CONSOLIATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

recognized based on the number of hours worked on projects and estimates of the total number of hours that will be worked on projects. We believe that this method of accounting is preferable to the milestone based method of accounting that had been used prior to April 1, 2000. Under the milestone based method of accounting, revenue is recognized as each milestone for the development service is completed. This change in accounting method is not material to prior periods. Therefore, prior period financial statements have not been restated.

The company did not change its method of accounting for sales of membership subscriptions or product sales.

NET LOSS PER COMMON  SHARE Net loss per common  share is  computed  based on the weighted average number of common stock and common stock equivalents outstanding. When dilutive, stock options and warrants are included as common stock equivalents using the treasury stock method. There was no difference between basic and fully diluted earnings per share in each of the periods presented.

As of June 30, 2000, the Company had 873,030 and 695,097 outstanding warrants and options, respectively, that were excluded from the diluted net loss per share calculation because their effects would be antidilutive.

INCOME TAXES Deferred tax assets primarily consist of a net operating loss (NOL) carryforward since the Company has not generated taxable income since inception. There are no significant deferred tax liabilities. Due to the uncertainties concerning the future ability of the Company to benefit from the net operating loss carryforward, a valuation allowance was established which reduced the deferred tax assets to zero. There may be restrictions related to tax laws, which may further limit the value of any deferred tax asset.

FAIR VALUE OF FINANCIAL INSTRUMENTS The Company's financial instruments include cash, receivables, and accounts payable. The Company believes that the fair value of these financial instruments approximates their carrying amounts based on current market indicators, such as prevailing market rates.

RECENT ACCOUNTING PRONOUNCEMENTS In December 1999, the staff of the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin, or SAB, No. 101, "Revenue Recognition", to provide guidance on the recognition, presentation, and disclosure of revenues in financial statements. In March 2000, the SEC staff announced that the adoption date for SAB No. 101 would be delayed until the second quarter of 2000. We believe that our revenue recognition practices are currently in conformity with the guidelines in SAB No. 101 and therefore, this announcement will have no impact on our financial statements.

In March 2000, the Financial Accounting Standards Board, or FASB, released FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock
Compensation, an interpretation of APB Opinion No. 25," which provides clarification of Opinion 25 for certain issues such as the determination of who is an employee, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. Starting July 1, 2000, this guidance will have an impact on our treatment of consultants as employees, which may result in the Company recording non-cash compensation expense for non-employees that are granted stock options.

In March 2000, the Emerging Issues Task Force of the FASB, or EITF, issued EITF 00-2, "Accounting for the Costs of Developing a Website." This issue addresses how an entity should account for costs incurred to develop a website. To date, we have not capitalized any such costs and believe that our historical and current practices are in conformity with EITF 00-2 and therefore, this release will not have a material impact on our financial statements.

In March 2000, the EITF issued EITF 00-3, Application of AICPA SOP 97-2 to "Arrangements that Include the Right to Use Software Stored on Another Entity's Hardware." This issue addresses situations where entities license software applications to a third party and also host those applications. To date we have not recognized revenues from applications that are subject to EITF 00-3 and therefore, this release will not have a material impact on our financial statements.

                        TRIBEWORKS, INC. AND SUBSIDIARY
               NOTES TO UNAUDITED CONSOLIATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3   MATERIAL CUSTOMER RELATIONSHIPS

During the three and six months ended June 30, 2000, we reported revenue of $110,541 from one customer. That customer represents 46% and 27% of revenues for the three and six months ended June 30, 2000, respectively. The revenue recognized from this customer is not recurring in nature and there are no assurances that this customer, or others like it, will engage us to provide custom development solutions in the future.

NOTE 4   RELATED PARTY TRANSACTIONS

During the period ended December 31, 1998, certain officers of the Company loaned $18,732 to the Company to finance some of its start-up costs. The loan is non-interest bearing and payable on demand.

During the three months ended June 30, 2000, $12,500 of the loan was repaid.

NOTE 5   SUBSEQUENT EVENTS

PRIVATE PLACEMENT During March and April 2000, the Company executed subscription agreements for 1,000,000 units of securities consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $2.50 per share for an aggregate purchase price of $2,000,000 in a private placement of securities. Each warrant is exercisable within the seven month period following the subscription date of the unit. At June 30, 2000, $1,040,000 had been collected by the Company under this offering. As of August 11, 2000, $760,000 remains to be collected. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act.

CHANGE IN MEMBERSHIP PRICING During August 2000, the Company changed its pricing model with respect to membership services. Prior to the change, the Company had two membership classifications; Free Membership and Full Membership. Full Membership generally cost $2,000 for the first year of membership and $1,000 for subsequent annual renewals. Under the new plan, Full Membership is being replaced by two membership groups; Silver Membership and Gold Membership. Silver Membership is priced less than Full Membership and does not benefit from the same high level of service previously provided for Full Members. Gold Membership is priced above Full Membership but will benefit from a higher level of service. After the change, renewing Full Members will have the opportunity to purchase Gold Memberships for the Full Member renewal price.

The Company also clarified that, when released, iShell 2.0 software will be downloadable free of charge but that, at a minimum, a Silver Membership must be purchased if the iShell 2.0 software is to be used for commercial purposes.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most risks to our business but cannot predict whether or to what extent any of such risks may be realized. There can be no assurance that we have identified all possible risks that might arise. Investors should carefully consider all of such risks before making an investment decision with respect to the Company's stock.

OVERVIEW

We develop and distribute software tools and services that we believe make it easier and less expensive for companies to deploy multimedia content over the Internet.

The creation and deployment of websites and Internet content is becoming more complicated. Internet content is changing from the simple delivery of text and graphics to personal computers, to the more complex delivery of audio, video, graphics, and animation content to a broad range of devices, such as personal computers, interactive retail displays, Internet enabled telephones, and hand held computers.

Traditional graphics and multimedia companies distribute and sell their software through multiple distribution tiers and packages. In addition, traditional graphics and multimedia software tools companies generally do not provide their customers with access to the underlying "source code", which is the computer language used in writing a software program. The source code is used to customize or modify software applications.

We have developed iShell, a software application (authoring environment), which allows a developer to create and deploy electronic content that utilizes interactive features combining audio, video, animation, and graphics content (Rich-Media). The Rich-Media authoring environment is used for development of electronic content for the development of Internet TV and Internet radio stations, Internet connected kiosks, and long distance learning applications.

We market and sell our products and services through a subscription-based model that allows us to distribute our software directly to our customers through our website. We have a two-tier subscription or membership structure that includes a Free Membership and a Full Membership.

By providing our Full Members access to the source code of our software products, these members can develop software tools that enhance the functionality of our products. We benefit from these enhancements because our software product continues to become a more robust authoring environment for development of Rich-Media due to our Full Members' input as to the market needs for such authoring tools. We benefit from the experience of our customers and are able to share their developments with our other Full Members.

During August 2000, the Company changed its pricing model. See - "NOTES TO UNAUDITED FINANCIAL STATEMENTS--NOTE 5 SUBSEQUENT EVENTS--CHANGE IN MEMBERSHIP PRICING".

As well as generating revenues from membership sales, we provide custom development solutions for large customers.

We have sustained losses on a quarterly and annual basis since inception and we expect to sustain losses for the foreseeable future as we expand our operations. As of June 30, 2000, we had an accumulated deficit of $1.9 million. Operating losses resulted primarily from costs incurred in the development and sale of our products and services. We expect our operating expenses to continue to increase in all functional areas in order to execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations in the future. We cannot assure you that we will achieve or sustain profitability.

Our limited operating history makes the prediction of future operating results difficult. In view of our limited operating history and the early and rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results, particularly for the three-month periods ended June 30, 2000 and 1999, are not meaningful and should not be relied upon as an indication of future performance. Our business prospects must be considered in light of the risks and uncertainties often encountered by early-stage companies in the Internet-related products and services market. We may not be successful in addressing these risks and uncertainties. We have experienced significant percentage growth in revenues in recent periods; however, there are no assurances that prior growth rates are sustainable or indicative of future growth rates. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 VERSUS THREE MONTHS ENDED JUNE 30, 1999

REVENUES

We recorded revenues of $239,177 and $35,205 for the three months ended June 30, 2000 and 1999, respectively. The 749% increase in revenues is primarily the result of custom development services provided during the second quarter of 2000 that were not offered during the second quarter of 1999. Additionally, we increased the number of paying Full Members.

Revenues for the three months ended June 30, 2000 include $110,541, or 46%, from one customer. The revenue recognized from this customer is not recurring in nature and there are no assurances that this customer, or others like it, will engage us to provide custom development solutions in the future.

COST OF SALES

Cost of sales increased to $23,945 from $6,480 for the three months ended June 30, 2000 and 1999, respectively. This increase is primarily due to fixed authoring fees and royalties paid to the author of an iShell instruction manual. We sold the manual to Free Members and gave it to new Full Members.

OPERATING EXPENSES

Operating expenses increased 247% from $256,363 to $635,606 for the three months ended June 30, 1999 and 2000, respectively. This increase is attributable to product development, sales and marketing, and general and administrative expenses.

PRODUCT DEVELOPMENT Product development expenses were $139,037 and $69,357 for the three months ended June 30, 2000 and 1999, respectively. The increase is primarily attributable to additional employees and consultants that were hired after June 30, 1999 to work on product enhancements and custom development projects. Product development expense also includes amortization expense associated with the November 1999 purchase of the iShell license for $130,000. The license is being amortized over a 36 month period, resulting in $10,833 in amortization for the quarter ended June 30, 2000.

SALES AND MARKETING Sales and marketing expenses were $210,965 and $55,329 for the three months ended June 30, 2000 and 1999, respectively. The increase was due primarily to the hiring of additional sales and marketing personnel as well as an increase in expenditures for advertising and attending trade shows.

GENERAL AND ADMINISTRATIVE General and administrative expenses were $267,442 and $113,653 for the three months ended June 30, 2000 and 1999, respectively. The increase was due primarily to increases in personnel and related hiring costs, legal and accounting expenses associated with SEC filings, and costs associated with relocating our office.

SIX MONTHS ENDED JUNE 30, 2000 VERSUS SIX MONTHS ENDED JUNE 30, 1999

REVENUES

We recorded revenues of $404,040 and $51,637 for the six months ended June 30, 2000 and 1999, respectively. The 782% increase in revenues is primarily the result of custom development services provided during the first half of 2000 that were not offered during the comparable period in 1999. Additionally, we increased the number of paying Full Members.

Revenues for the six months ended June 30, 2000 include $110,541, or 27%, from one customer. The revenue recognized from this customer is not recurring in nature and there are no assurances that this customer, or others like it, will engage us to provide custom development solutions in the future.

COST OF SALES

Cost of sales increased to $36,655 from $10,033 for the six months ended June 30, 2000 and 1999, respectively. This increase is primarily due to fixed authoring fees and royalties paid to the author of an iShell instruction manual. We sell the manual to Free Members and give it to new Full Members.

OPERATING EXPENSES

Operating expenses increased 295% from $366,954 to $1,085,417 for the six months ended June 30, 1999 and 2000, respectively. This increase is primarily attributable to product development, sales and marketing, and general and administrative expenses.

PRODUCT DEVELOPMENT Product development expenses were $250,250 and $118,357 for the six months ended June 30, 2000 and 1999, respectively. The increase is primarily attributable to additional employees and consultants that were hired after June 30, 1999 to work on product enhancements and custom development projects. Product development expense also includes amortization expense associated with the November 1999 purchase of the iShell license for $130,000. The license is being amortized over a 36 month period, resulting in $21,667 in amortization for the six months ended June 30, 2000.

SALES AND MARKETING Sales and marketing expenses were $369,726 and $74,401 for the six months ended June 30, 2000 and 1999, respectively. The increase was due primarily to the hiring of additional sales and marketing personnel as well as an increase in expenditures for advertising, promotions, and attending trade shows.

GENERAL AND ADMINISTRATIVE General and administrative expenses were $427,341 and $145,508 for the six months ended June 30, 2000 and 1999, respectively. The increase was due primarily to increases in personnel and related hiring costs, legal and accounting expenses associated with SEC filings, insurance expense, and costs associated with relocating our office.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash and cash equivalents of $190,133 compared to $157,353 at December 31, 1999.

The Company's capital requirements have been, and will continue to be, significant. Since inception, the Company has financed its operations primarily through issuance of stock. Through June 30, 2000, the Company had raised $2,108,000 from the sale of stock, not including subscriptions receivable. At June 30, 2000, the principal source of liquidity for the Company was $190,133 of cash and cash equivalents.

For the six months ended June 30, 2000 and 1999, cash used in operating activities was $898,831 and $250,097 respectively. The increase was due primarily to the increased cost of building the Company's business.

Cash used in investing activities for the six months ended June 30, 2000 and 1999 was $52,253 and $0, respectively. The amount spent during the first half of 2000 was for equipment purchases.

Cash provided by investing activities for the six months ended June 30, 2000 and 1999 was $983,864 and $269,782, respectively. Cash inflow during the first half of 2000 is from sales of our stock and employees/consultants exercising stock options. Cash inflow during the comparable period in 1999 was from a note payable.

Our capital requirements depend on numerous factors, including market acceptance of our products, resources we devote to developing, marketing, selling and supporting our products, timing of our operations, extent and timing of investments, potential acquisition of other concerns, and other factors. We expect to devote substantial capital resources to hire and expand our sales, support, marketing and product development organizations, to expand marketing programs, and for other general corporate activities.

During the first half of 2000, the Company received subscriptions to sell 1,000,000 units of securities consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $2.50 per share for an aggregate purchase price of $2,000,000 in a private placement of securities. Each warrant is to be exercisable within the seven month period following the date of subscription of the unit. At June 30, 2000 and August 11, 2000, $1,040,000 and $1,240,000 had been raised for the Company under this offering, respectively. The 620,000 warrants outstanding as of August 11, 2000 expire in October and November of 2000 and, if all of the warrants are exercised, will result in a cash infusion of $1,550,000.

We do not expect to generate net earnings from our operations within the next twelve months. Therefore, if we are not able to obtain necessary financing, we will not be able to maintain operations.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                            AND MARKET PRICE OF STOCK

WE HAVE A LIMITED OPERATING HISTORY AND THERE IS A GREAT DEGREE OF UNCERTAINTY AS TO OUR FUTURE RESULTS. WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY.

We have a limited operating history upon which an evaluation of our business and prospects can be based. We have never been profitable and may never achieve profitability. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which we intend to operate and in light of the uncertainty as to market acceptance of our business model. We will be incurring costs in marketing our products and services to clients and in building an administrative organization. To the extent that revenues do not match these expenses, our business, results of operations and financial conditions will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the Full Memberships, custom development solutions, and third party products to achieve or maintain profitability on a quarterly or annual basis in the future. Even if we are able to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE AS WE CONTINUE TO DEVELOP AND MARKET OUR BUSINESS.

We have incurred operating losses each year since our inception. We expect to continue to incur losses for the foreseeable future as we increase our sales and marketing, research and development and administrative expenses. As a result, we cannot be certain when or if we will achieve sustained profitability. Failure to become and remain profitable may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

We expect high variability and uncertainty as to our future operations and financial results. As we continue to develop and market our business, our quarterly operating results may fluctuate as a result of a variety of factors. Many of these factors are outside our control, including demand for the development of Internet-based Rich-Media applications, the introduction of new sites and services by our competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions, and economic conditions specific to the Internet and related media. Due to these factors, among others, our operating results may fall below our expectations and the expectations of investors.

WE ANTICIPATE THAT WE DO NOT HAVE SUFFICIENT FUNDS TO ENABLE US TO MAINTAIN OUR OPERATIONS FOR THE NEXT TWELVE MONTHS. WE WILL NEED ADDITIONAL FUNDS TO MAINTAIN OUR SHORT TERM OPERATIONS. WE CANNOT ASSURE YOU THAT FUNDS WILL BE AVAILABLE TO US OR AVAILABLE ON COMMERCIALLY REASONABLE TERMS.

Based on current levels of operations, we anticipate that our existing capital resources will not be sufficient to enable us to maintain our operations through the next twelve months. In addition, we will require additional funds to sustain and expand our sales and marketing and research and development activities. Adequate funds for these and other purposes, whether through additional equity financing, debt financing or other sources, may not be available when needed or available on commercially reasonable terms acceptable to us, or may result in dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources would have a material adverse effect on our business, results of operations and financial condition.

A SUBSTANTIAL PORTION OF OUR REVENUES DEPENDS ON OUR ABILITY TO ATTRACT FULL MEMBERS WHO WILL PAY A MONTHLY OR ANNUAL FEE. ATTRACTING FEE-GENERATING FULL MEMBERS OR CONVERTING OUR FREE MEMBERS TO FULL MEMBERS MAY BE A DIFFICULT AND TIME-CONSUMING PROCESS, THE SUCCESS OF WHICH CANNOT BE GUARANTEED.

We have a two-tiered subscription structure. Only Full Members pay fees. The Free Members are not paying for their usage of our service and are not obligated to convert to Full Member status. We cannot assure that we will be able to attract sufficient numbers of Full Members or convert Free Members to achieve profitability. If we are unable to attract Full Members or convert Free Members, our business and financial operations could be materially adversely affected.

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE INDUSTRIES THAT USE RICH-MEDIA APPLICATIONS.

Our future success depends on our ability to create, license, and deliver sophisticated tools for the development of Rich-Media applications in the (i) media and entertainment industries, (ii) advertising industry, (iii) corporate communications industry, and (iv) educational industry. If our products and related services are not widely accepted, our ability to sell custom solutions and increase the Tribeworks memberships will be hampered. There can be no assurance that our products and tools will be attractive to a sufficient number of users to generate revenues. If we are unable to evolve our present products and to develop new products that allow us to attract, retain, and expand a loyal membership base, our business, results of operations and financial condition will be materially adversely affected.

THE RICH-MEDIA MARKET IS INTENSELY COMPETITIVE. WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ACHIEVE MARKET ACCEPTANCE.

The Rich-Media market is intensely competitive. We expect the competition to increase as new competitors enter the market. Our competitors may have greater technical, marketing, and other resources. We believe that the primary competitive factors in providing Rich-Media application services and tools to Internet-based organizations are name recognition, value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. To the extent that we are not able to attract sources of revenues from Full Members, custom development services, and sales of our products, our business, results of operations, and financial condition will be materially adversely affected.

A number of companies currently offer services or products that compete directly or indirectly with our current products and service offerings. These companies include Macromedia, Adobe Systems, Meta Creations, Asymetrix, and Autodesk. These companies market a variety of products addressing our target markets, including software tools for authoring and delivering interactive information targeted to computer-based training specialists and educators, as well as multimedia professionals. They also offer graphics and publishing products for on-line and print-based publishing. In addition, competitors also provide extensive product training to support their products. If we are unable to introduce competitive products with competitive training and consulting services, our business, results of operations, and financial condition will be materially adversely affected.

Most of our current and potential competitors in the Internet services and graphics and multimedia industries have longer operating histories, greater name recognition and larger existing customer base than us. These competitors may be able to respond faster to new or emerging technologies and changes in customer requirements. Because of their greater resources, they will be able to make more responsive changes to market conditions. Accordingly, there can be no assurance that we will be able to compete successfully in the Internet business.

THE OPEN SOURCE AND FREE SOFTWARE BUSINESS MODELS ARE UNPROVEN IN THE GRAPHICS AND MULTIMEDIA INDUSTRY, AND WE MAY FAIL TO ACHIEVE MARKET ACCEPTANCE.

We have not demonstrated the success of our business model, which gives our customers the right to freely use and modify our software. No other company has built a successful business following such a model, and few open source software products have gained widespread commercial acceptance. This is partly due to the lack of viable open source industry participants to offer adequate service and support on a long-term basis. In addition, we are not able to provide industry standard warranties and indemnities for our products. Independent parties over whom we exercise no control or supervision develop components of these products. If open source software should fail to gain widespread commercial acceptance, we will not be able to sustain our revenue growth and our business could fail. We cannot assure that we will be able to achieve market acceptance.

THE LINUX OPEN SOURCE COMMUNITY OR THE TRIBEWORKS DEVELOPER COMMUNITY MAY REACT NEGATIVELY TO OUR SOFTWARE AND BUSINESS STRATEGY, WHICH COULD MATERIALLY HARM OUR REPUTATION AND BUSINESS.

Although we allow customers access to the underlying source code of our software products, we believe that many of our customers do not wish to license product enhancements to us or to potential customers. One of the most important characteristics of Linux is that it has developed an open source system. We do not follow a strict open source model with respect to our software. In particular, we allow proprietary product enhancement, we limit the redistribution of our software, and we do not make our products available under a General Public License, which is available on www.opensource.org. These restrictions on our software run counter to current trends in the Linux open source community, which advocates unlimited distribution of software and the use of General Public Licenses. The Linux open source community is a diverse group of software developers, and companies that have advocated the use of Linux, an alternative operating system to Microsoft's Windows.

The approach we take towards our software, which allows proprietary product enhancements, and our decision to forego use of General Public Licenses may result in a negative reaction from the Linux-based open source community. This type of negative reaction, if widely shared by our customers, developers or the rest of the open source community, could harm our reputation, diminish the Tribeworks brand and result in substantially decreased revenue.

In addition, the Tribeworks developer community, which contributes software, testing, and technical support to other members, could react negatively to our current or future business strategy. A negative reaction by our community could have a negative effect on the willingness of our members and contributors to share their improvements to our software. We would then have to develop our own improvements without the benefit of the potentially valuable contributions of third parties. As a result, we would incur higher development costs and our business and revenues could be adversely affected.

OUR SOFTWARE DEPENDS ON APPLE'S QUICKTIME TECHNOLOGY TO FUNCTION PROPERLY. WE CANNOT ASSURE YOU THAT APPLE WILL CONTINUE TO DEVELOP THE QUICKTIME TECHNOLOGY OR DISTRIBUTE IT FREE OF CHARGE.

Our iShell product line currently requires installation of Apple Computer's QuickTime software in order to function properly on both Windows and Macintosh systems. Apple's QuickTime technology competes directly with Rich-Media technologies from Microsoft and Real Networks, which our technology does not support. We have no control over whether, and cannot assure that, Apple's QuickTime will maintain or enlarge its current market share against these competitive technologies. In addition, although Apple's QuickTime technology has been under development for more than eight years, we cannot assure that Apple will continue to develop the technology or distribute it free of charge to consumers. Apple may also substantially alter its business or licensing strategy with QuickTime in a way that could adversely impact our business, resulting in increases in our development costs.

WE CANNOT ASSURE YOU THAT THE MARKET WILL ACCEPT THE INTERNET AS A VEHICLE FOR RICH-MEDIA APPLICATIONS.

Use of the Internet-based Rich-Media by individuals and business users is at an early stage of development. Market acceptance of the Internet as a medium for Rich-Media applications, information, entertainment, commerce, advertising, and education is subject to a high level of uncertainty. We depend on the Internet to market our Rich-Medial products. Our ability to succeed will depend, in part, in the development of Internet infrastructure to support delivery of Rich-Media content. If Internet-based Rich-Media applications are not widely accepted by consumers or businesses, or appropriate Internet infrastructure does not become available, our business, financial condition, and operating results will be materially adversely affected.

WE CANNOT BE CERTAIN THAT WE WILL BE ABLE TO ESTABLISH AND MAINTAIN THE TRIBEWORKS BRAND, WHICH IS CRITICAL TO OUR EFFORTS TO ATTRACT AND EXPAND OUR MARKET.

We believe that establishing and maintaining the Tribeworks brand is a critical aspect of our efforts to attract and expand our Internet audience. The importance of brand recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet services, tools, products, and content. If we fail to promote and maintain our brand, or if we incur excessive expenses in an attempt to promote and maintain our brand, our business, financial condition and operating results will be materially adversely affected.

OUR SUCCESS DEPENDS ON OUR ABILITY TO ADDRESS POTENTIAL MARKET OPPORTUNITIES WHILE MANAGING OUR EXPENSES. IF WE ARE UNABLE TO MANAGE OUR EXPENSES, OUR BUSINESS AND FINANCIAL CONDITIONS WILL BE MATERIALLY ADVERSELY AFFECTED.

Our future success depends upon our ability to address market opportunities while managing our expenses to match our ability to finance our operations. Our need to manage expenses will place a strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, financial condition, and operating results will be materially adversely affected.

OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL AND THE CONSULTING SERVICES PROVIDED BY KEEPSAKE. WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES AND MAY NOT BE ABLE TO RETAIN THE SERVICES OF KEEPSAKE AFTER THE EXPIRATION OF THE KEEPSAKE SOFTWARE AGREEMENT.

Our performance and success substantially depends on the services of Duncan Kennedy, our President and CEO, as well as on our ability to recruit, retain and motivate our other officers and key employees.

We do not currently have employment contracts with key officers or employees, and they could terminate their relationship with us. Our success also depends on our ability to attract and retain additional qualified employees in the San Francisco Bay Area. Competition for qualified personnel in the San Francisco Bay Area is intense and there are a limited number of persons with knowledge of and experience in our field of business. There can be no assurance that we will be able to attract and retain key personnel. The loss of one or more key employees or of our key service providers could have a material adverse effect on the Company.

In addition, Mr. Soquet (one of our co-founders and a director) performs software development services for us through Keepsake, the Belgian entity owned by him. Pursuant to the Keepsake Software Agreement, Keepsake agreed to provide necessary services to us through November 2000. In the event that we are unable to retain Mr. Soquet's services after termination of the Keepsake Software Agreement, our business and financial condition could be materially and adversely affected.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP SERVICES THAT MEET OUR CUSTOMERS' REQUIREMENTS. WE MAY NOT BE ABLE TO MEET THOSE REQUIREMENTS IF WE ARE UNABLE TO KEEP PACE WITH TECHNOLOGY TRENDS AND THE EVOLVING RICH-MEDIA INDUSTRY STANDARDS.

Our success depends on our ability to develop and provide new services that meet our customers' changing requirements. The Internet is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product innovations. Our future success will depend, in part, on our ability to assess and effectively use unproven technologies and unproven standards. We must evaluate and utilize technical standards developed by industry committees. We must also evaluate and use proprietary multimedia development software provided by companies such as Apple, Microsoft, and Real Networks to continue to develop our technological expertise, enhance our current services, develop new services that meet changing customer needs, and influence and respond to merging industry standards and other technological changes on a timely and cost-effective basis. If we fail to adequately assess or utilize these standards or proprietary technologies at the appropriate time in the market place, the competitive advantages of our products and services and our business, financial condition, and operating results could be materially adversely affected.

WE ARE ENTIRELY DEPENDENT ON THE INTERNET WHICH REMAINS AN UNCERTAIN MEDIUM FOR COMMERCE.

Use of the Internet by consumers is at an early stage of development, and market acceptance of the Internet as a medium for commerce is subject to uncertainty. Our future success will depend on our ability to increase revenues, which will require the development and widespread acceptance of the Internet as a medium for commerce. There can be no assurance that the Internet will be a successful commercial channel. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network for delivery of content, or complementary services, such as high-speed modems and security procedures for financial transactions. The viability of the Internet may prove uncertain due to delays in the development and adoption of new standards and protocols to handle increased levels of Internet activity or due to increased government regulation. If use of the Internet does not continue to grow, or if the necessary Internet infrastructure or complementary services are not developed to effectively support growth that may occur, our business, results of operations and financial condition could be materially adversely affected.

INCREASING   GOVERNMENTAL   REGULATION   ON   ELECTRONIC   COMMERCE   AND  LEGAL
UNCERTAINTIES COULD LIMIT OUR GROWTH.

The adoption of new laws or the adaptation of existing laws to the Internet may decrease the growth in the use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise harm our business. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding Internet user privacy, security, taxation, pricing, quality of products and services, and intellectual property ownership, which may also be applicable to us. How existing laws will be applied to the Internet, in areas such as property ownership, copyrights, trademarks, trade secrets, and obscene or indecent communications, is uncertain.

CAPACITY  CONSTRAINTS  AND SYSTEM  DISRUPTIONS  COULD  SUBSTANTIALLY  REDUCE THE
PRODUCTS WE SELL AND UNDERMINE OUR REPUTATION FOR RELIABILITY AMONG OUR CUSTOMERS AND POTENTIAL CUSTOMERS.

The satisfactory performance, reliability and availability of our Internet sites and our network infrastructure are critical to attracting Internet users and maintaining relationships with subscribing customers. System interruptions that result in the unavailability of our Internet sites and slower response times for users could reduce the number of products and multi-media services we deliver and reduce the attractiveness of our services to members and subscribers. Any disruption of our services would materially adversely affect our business, financial condition and results of operations.

OUR INTERNET OPERATIONS ARE LOCATED IN A SINGLE FACILITY, WHICH IS LOCATED IN THE SAN FRANCISCO BAY AREA IN CALIFORNIA. A NATURAL DISASTER IS POSSIBLE AND COULD RESULT IN PROLONGED INTERRUPTION OF OUR BUSINESS.

Our Internet operations are located in the San Francisco Bay Area. This area is seismically active. With our operations centralized in a single facility, a natural disaster, such as an earthquake, fire, or flood, could substantially disrupt our manufacturing operations or destroy our facilities. This could cause delays and cause us to incur additional expenses and adversely affect our reputation with our customers. In addition, since the real estate market in the San Francisco Bay Area is extremely competitive and is likely to remain competitive, an alternative facility may not be available on commercially reasonable terms if we suffer a catastrophic loss from a natural disaster.

WE ARE SUSCEPTIBLE TO PARTIES WHO MAY COMPROMISE OUR SECURITY MEASURES, WHICH COULD CAUSE US TO EXPEND CAPITAL AND MATERIALLY ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Hackers may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our Internet operations. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our users, which could disrupt our network or make our systems inaccessible to users. Any of these events could damage our reputation among our customers and potential customers and substantially harm our business. We may be required to expend capital and resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS, OR WE MAY INFRINGE THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH MAY RESULT IN LAWSUITS AND PREVENT US FROM SELLING OUR PRODUCTS.

We rely on copyright and trade secret laws to protect our trademarks, content, and proprietary technologies and information. However, there can be no assurance that such laws will provide sufficient protection to us, other parties will not develop technologies that are similar or superior to ours, or, given the availability of our products' source-code, other parties will not copy or otherwise obtain and use our content or technologies without authorization.

There are no pending lawsuits against us regarding infringement of any existing patents or other intellectual property rights or any material notices that we are infringing the intellectual property rights of others. However, there can be no assurance that third parties will not assert infringement claims in the future. If any claims are asserted and determined to be valid, there can be no assurance that we will be able to obtain licenses of the intellectual property rights in question or obtain licenses on commercially reasonable terms. Our involvement in any patent dispute or other intellectual property dispute or action to protect proprietary rights may have a material adverse effect on our business, operating results, and financial condition. Adverse determinations in any litigation may subject us to liabilities, require us to seek licenses from third parties, and prevent us from marketing and selling our products. Any of these situations can have a material adverse effect on our business, operating results, and financial condition.

Effective trademark, copyright, and other intellectual property protection may not be available in every country in which our technology is distributed or made available through the Internet. There can be no assurance that our means of protecting our proprietary rights in the United States or abroad will be adequate or that competitors will not independently develop similar technology.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT CUSTOMERS FROM OUTSIDE THE UNITED STATES. JURISDICTIONS OUTSIDE THE UNITED STATES MAY IMPOSE TAX AND REGULATORY BURDENS ON OUR BUSINESS, WHICH COULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

Our future success will be affected by our ability to attract customers and subscribe members from countries outside the United States. We believe that the growth of the Internet in foreign countries will outpace growth of the Internet in the United States in the next decade. Because our products advance development of Rich-Media content, we expect to derive revenues from Canada, Japan and Western Europe. Foreign countries could impose withholding taxes or otherwise tax our foreign income, impose tariffs, embargoes or exchange controls, or adopt other restrictions on foreign trade or restrictions relating to use or access of or distribution of software through electronic means. The laws of certain countries also do not protect our intellectual property rights to the same extent as the laws of the United States. In addition, we are subject to the United States export control regulations that may restrict our ability to market and sell our products to certain countries outside of the United States. Failure in successfully marketing our products in international markets could have a material adverse effect on our business, operating results and financial conditions.

WE EXPECT QUARTERLY REVENUE AND OPERATING RESULTS TO VARY IN FUTURE PERIODS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our limited operating results have varied widely in the past, and we expect they will continue to vary from quarter to quarter as we attempt to commercialize our product. Our quarterly results may fluctuate for many reasons, including:

           -      limited operating history;

           -      dependence on Full Membership fees to  provide future revenue;
                  and

           -      lack of experience in commercializing products for e-commerce.

As a result of these fluctuations and uncertainties in our operating results, we believe quarter-to-quarter or annual comparisons of our operating results are not a good indication of our future performance. In addition, at some point in the future, these fluctuations may likely cause us to perform below the expectations of public market analysts or investors. If our results fall below market expectations, the price of our common stock will be adversely affected.

OUR STOCK PRICE IS VOLATILE AND, AS A RESULT, YOU COULD LOSE SOME OR ALL OF YOUR MONEY.

We believe that various factors may cause the market price of our common stock to fluctuate, including announcements of:

           -      new products by us or our competitors;

           - developments or disputes concerning intellectual property proprietary rights;

           -      our failing to achieve our operational milestones; and

           - changes in our financial conditions or securities analysts' recommendations.

The stock markets, in general, and the shares of Internet companies, in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may cause the market price of our common stock to decline. In addition, the low trading volume of our stock will accentuate price swings of our stock.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We provide internet software and services. Our financial results could be affected by factors such as changes in interest rates. As all sales are currently made in U.S. dollars, a strengthening of the dollar could make our services less competitive in foreign markets. We do not use derivative instruments to hedge our risks. Our interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. Due to the nature of our short-term investments, we anticipate no material market risk exposure. Therefore, no quantitative tabular disclosures are presented.

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

During March and April 2000, the Company executed subscription agreements to seven accredited investors for 1,000,000 units of securities consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $2.50 per share for an aggregate purchase price of $2,000,000 in a private placement of securities. Each warrant is exercisable within the seven month period following the subscription date of the unit. At June 30, 2000, $1,040,000 had been collected by the Company under this offering. As of August 11, 2000, $760,000 subscribed remains to be collected. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act. The proceeds from the private placement are being used for working capital.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

None

Exhibits

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS
    -------      -----------------------
      2.1        Form  of  Agreement  of  Merger  between  Tribeworks,   Inc., a
                 California corporation,  and Tribeworks Acquistion corporation, dated  November 2, 1999  (Incorporated  by reference to Exhibit
                 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.1        Articles  of  Incorporation  of  Tribeworks,  Inc.,  a Delaware
                 Corporation  (Incorporated  by  reference to Exhibit 3.1 to the
                 Registrant's Form 10-SB/A filed July 10, 2000).
      3.2        Bylaws   of   Tribeworks,    Inc.,   a   Delaware   Corporation
                 (Incorporated  by reference to Exhibit 3.2 to the  Registrant's
                 Form 10-SB/A filed July 10, 2000).
     10.1        Software   Agreement  by  and  between   Tribeworks,   Inc.,  a
                 California  corporation,  Keepsake SPRL, and Gilbert Amar dated
                 November 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
     10.2        Indemnification Agreement between Tribeworks,  Inc., a Delaware corporation, and Robert Levine, dated May 26, 2000
     15.1        Letter on Unaudited Interim Financial Information.
     18.1        Letter on Change in Accounting Principle.
     27.1        Financial Data Schedule.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Tribeworks, Inc.,
                                          a Delaware corporation

Date: August 11, 2000                     /s/DUNCAN J. KENNEDY
                                          -------------------------------------
                                          Duncan J. Kennedy,
                                          President and Chief Executive Officer




                                          /s/MICHAEL P. ARTH
                                          -------------------------------------
                                          Michael P. Arth
                                          VP of Finance and Operations
                                          Principal Accounting Officer