Form 10QSB
period 2000-09-30
TRIBEWORKS INC
filed 2000-11-14
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 2000
                                    -------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          N/A              to           N/A
                                 ---------------------        ------------------

Commission File Number:                       000-28675
                          ------------------------------------------------------

                                Tribeworks, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                   94-3370795
------------------------------------       -------------------------------------
(State or other jurisdiction of                         I.R.S. Employer
 incorporation or organization)                  (I.R.S. Identification No.)

  988 Market Street, San Francisco, CA                           94102
------------------------------------------                --------------------
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

       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on September 30, 2000: 16,740,286 shares.

Transitional Small Business Disclosure Format:     Yes  X  No
                                               ---     ---

                                TRIBEWORKS, INC.
                    THIRD QUARTER 2000 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I.    FINANCIAL INFORMATION
--------------------------------
  Item 1.  Consolidated Financial Statements

         Unaudited Consolidated Balance Sheets
         September 30, 2000 and December 31, 1999                          3

         Unaudited Consolidated Statements of Operations
         Three and Nine Months Ended September 30, 2000 and 1999           4

         Unaudited Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999                     5

         Notes to Unaudited Consolidated Financial Statements              6

  Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     9


PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                      20

  Item 6.  Exhibits and Reports on Form 8-K                               20

  Signatures                                                              20


                        TRIBEWORKS, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS

                                                 Sept. 30 2000    Dec. 31, 1999
                                                   Unaudited         Audited
                                                 -------------    -------------
ASSETS
Cash and cash equivalents                         $    14,071      $    157,353
Accounts receivable, net                               79,310            31,240
Prepaids and deposits                                  90,316            21,514
                                                  -----------      ------------
     Total current assets                         $   183,697      $    210,107
                                                  -----------      ------------

Equipment (net of accumulated depreciation of
  $8,765 at September 30, 2000 and $1,228 at
  December 31, 1999)                              $    72,535      $     14,140
Technology license (net of accumulated amorti-
  zation of $39,723 at September 30, 2000 and
  $7,223 at December 31, 1999)                         90,277           122,777
                                                  -----------      ------------
     Total Assets                                 $   346,509      $    347,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                  $   114,686      $    211,631
Accrued other liabilities                              56,326            30,160
Due to shareholders                                     6,232            18,732
Deferred revenue                                      110,891            97,983
                                                  -----------      ------------
    Total current liabilities                     $   288,135      $    358,506

Obligation to issue common stock                            -            40,000
                                                  -----------      ------------
    Total liabilities                             $   288,135      $    398,506
                                                  -----------      ------------

Stockholders' (deficit) equity:
Preferred stock: 50,000,000 shares authorized,
  none issued
Common stock: 200,000,000 shares authorized,
  $0.0001 par 16,740,286 and 16,010,000 shares
  issued and outstanding                          $     1,674      $      1,601

Additional paid in capital                          2,472,647         1,103,801
Related party subscription receivable                       -            (5,257)
Accumulated deficit                                (2,415,947)       (1,151,627)
                                                  -----------      ------------
Total stockholders' equity (deficit)                   58,374           (51,482)
                                                  -----------      ------------
Total liabilities and stockholders' equity        $   346,509      $    347,024
                                                  ===========      ============



                           See the accompanying notes




                        TRIBEWORKS, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                 3 months ended Sept. 30            9 months ended Sept. 30
                                2000                 1999          2000                 1999
                                -------------------------          -------------------------

Revenue                         $   163,428   $    51,879          $   567,468   $   103,516
Cost of sales                        27,657        20,732               64,312        30,765
                                   --------   -----------          -----------   -----------
Gross profit                        135,771        31,147              503,156        72,751

Operating expenses:
Product support                      36,809        19,817               74,909        48,505
Product development                 168,254        84,165              418,504       202,522
Sales and marketing                 171,524       101,225              541,250       175,626
General and administrative          307,164       185,852              734,505       331,360
                                  ---------   -----------          -----------   -----------
Total operating expenses            683,751       391,059            1,769,168       758,013
                                  ---------   -----------          -----------   -----------
Loss from operations               (547,980)     (359,912)          (1,266,012)     (685,262)
Interest income                         900             -                5,136             -
                                  ---------   -----------          -----------   -----------
Loss before income taxes           (547,080)     (359,912)          (1,260,876)     (685,262)
Income taxes                          2,553             -                3,443             -
                                  ---------   -----------          -----------   -----------
Net loss                          $(549,633)  $  (359,912)         $(1,264,319)  $  (685,262)
                                  =========   ===========          ===========   ===========

Basic and diluted loss per
  common share                  $     (0.03)  $     (0.03)         $     (0.08)  $     (0.05)
Weighted average number of
  common shares outstanding      16,652,343    12,863,964           16,398,268    12,863,964


                           See the accompanying notes




                        TRIBEWORKS, INC. AND SUBSIDIARY
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        NINE MONTHS ENDED SEPTEMBER 30,


                                                      2000             1999
                                                -------------     -------------
OPERATING ACTIVITIED
Cash flows from operating activities
Net loss from operations                        $ (1,264,320)     $   (685,262)
Adjustments to reconcile net loss to net
   cash used in operating activities                       -                 -
Depreciation and amortization expense                 40,037             1,378
Changes in operating assets and liabilities                -                 -
Accounts receivable                                  (48,070)          (14,656)
Other receivables, prepaids and deposits             (68,802)           12,006
Accounts payable                                     (96,944)           90,566
Deferred revenue                                      12,908            61,798
Other liabilities                                     13,645                 -
                                                -------------     -------------
   Net cash used in operating activities          (1,411,546)         (534,170)
                                                -------------     -------------

INVESTING ACTIVITIES
Purchase equipment                                   (65,921)           (6,907)
                                                -------------     -------------
Net cash used by investing activities                (65,921)           (6,907)
                                                -------------     -------------

FINANCING ACTIVITIES
Proceeds from sale of common shares                1,334,185                 -
Proceeds from note payable                                 -           559,768
                                                -------------     -------------
Net cash provided by financing activities          1,334,185           559,768
                                                -------------     -------------

Net decrease in cash and cash equivalents           (143,282)           18,691
Cash and cash equivalents, beginning of period       157,353            37,723
                                                -------------     -------------
Cash and cash equivalents, end of period              14,071            56,414
                                                =============     =============

   Taxes paid during period                            3,443                 -
   Interest paid during period                             -                 -



                           See the accompanying notes


                         TRIBEWORKS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 ORGANIZATION AND DEVELOPMENT STAGE RISKS

ORGANIZATION On August 20, 1998 ("Inception") Tribeworks, Inc. (the "Company") began its business activities. The Company's principal business activities are developing multimedia software applications for businesses and marketing a technology known as "iShell." This technology was acquired from two of the Company's cofounders. Business activities have been financed primarily through the issuance of equity securities for cash, sales of membership subscriptions, custom development services and product sales.

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

                         TRIBEWORKS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

CHANGE IN ACCOUNTING METHOD Beginning April 1, 2000, the Company adopted the percentage-of-completion method of accounting for recognizing revenue with respect to custom development services. Revenue is recognized based on the number of hours worked on projects and estimates of the total number of hours that will be worked on projects. We believe that this method of accounting is preferable to the milestone based method of accounting that had been used prior to April 1, 2000. Under the milestone based method of accounting, revenue is recognized as each milestone for the development service is completed. This change in accounting method is not material to prior periods. Therefore, prior period financial statements have not been restated.

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

As of September 30, 2000, the Company had 1,048,030 and 978,668 outstanding warrants and options, respectively, which were excluded from the diluted net loss per share calculation because their effects would be antidilutive.

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

                         TRIBEWORKS, INC. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


from applications that are subject to EITF 00-3 and therefore, this release will not have a material impact on our financial statements.

NOTE 3   MATERIAL CUSTOMER RELATIONSHIPS

During the three and nine months ended September 30, 2000, we reported revenue of $89,910 and $286,951, respectively, from three customers. These customers represent 55% and 57% of revenues for the three and nine months ended September 30, 2000, respectively. The revenue recognized from these customers is not recurring in nature and there are no assurances that these customers, or others like them, will engage us to provide custom development solutions in the future.

NOTE 4   RELATED PARTY TRANSACTIONS

During the period ended December 31, 1998, certain officers of the Company loaned $18,732 to the Company to finance some of its start-up costs. The loan is non-interest bearing and payable on demand. As of September 30, 2000, $6,232 remained unpaid.

NOTE 5   SUBSEQUENT EVENTS

During March and April 2000, the Company executed subscription agreements for 1,000,000 units of securities consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $2.50 per share for an aggregate purchase price of $2,000,000 in a private placement of securities. Each warrant is exercisable within the seven month period following the subscription date of the unit. At September 30, 2000, $1,390,000 had been collected by the Company under this offering. An additional $50,000 was collected subsequently. As of November 8, 2000, $560,000 remains to be collected. It now appears unlikely that the remainder of the subscribed amounts will be forthcoming. It is also unlikely that the investors holding warrants under this offering will exercise them. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act

During August 2000, the Company changed its pricing model with respect to membership services. Prior to the change, the Company had two membership classifications: Free Membership and Silver and Gold Membership. Full Membership generally cost $2,000 for the first year of membership and $1,000 for subsequent annual renewals. Under the new plan, Full Membership is being replaced by two membership groups: Silver Membership and Gold Membership. Silver Membership is priced less than Full Membership and does not benefit from the same high level of service previously provided for Full Members. Gold Membership is priced above Full Membership but will offer a broader range of services and a higher level of support. After the change, renewing Full Members will have the opportunity to purchase Gold Memberships for the Full Member renewal price.

The Company also clarified that, when released, iShell 2.0 software will be downloadable free of charge but that, at a minimum, a Silver Membership must be purchased if the iShell 2.0 software is to be used for commercial purposes.

The Company has added a new Director, William Woodward, to its Board of Directors. He will receive the following compensation for service on the Board of Directors: 700,000 shares of Tribeworks restricted common stock at no cost, vesting over a period of two years, warrants to purchase up to 125,000 shares of common stock at $1.75 per share. The warrants are subject to Mr. Woodward's investment in the next round of financing presently being planned. Mr. Woodward is being engaged to address the issue of raising additional funds.

The Company received and accepted the resignation of Michael Arth, Vice President of Finance and Operations in October 2000. The Company is currently interviewing candidates for his replacement. On a temporary basis Steven Bennet, an advisory board member and former acting CFO, has returned to those duties.

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

We  have  developed  iShell,   and  iShell  2.0,  which are  software
applications (authoring environment) that allow a developer to create and deploy electronic content that utilizes interactive features combining audio, video, animation, and graphics content (Rich-Media). The Rich-Media authoring environment is used for development of electronic content for the development of Internet TV and Internet radio stations, Internet connected kiosks, and long distance learning applications.

We market and sell our products and services through a subscription-based membership model that allows us to distribute our software directly to our customers through our website. During August 2000, the Company changed its pricing model with respect to membership services. Prior to the change, the Company had two membership classifications: Free Membership and Full Membership. Full Membership generally cost $2,000 for the first year of membership and $1,000 for subsequent annual renewals. Under the new plan, Full Membership is being replaced by two membership groups: Silver Membership and Gold Membership. Silver Membership is priced less than Full Membership and does not benefit from the same high level of service previously provided for Full Members. Gold Membership is priced above Full Membership but will benefit from a higher level of service. Renewing Full Members will have the opportunity to purchase Gold Memberships for the Full Member renewal price.

In addition to changing the pricing structure for membership services, the Company clarified that iShell 2.0 software will be downloadable free of charge but that, at a minimum, a Silver Membership must be purchased if the iShell 2.0 software is to be used for commercial purposes.

As well as generating revenues from membership sales, we provide custom development solutions for large customers.

We have sustained losses on a quarterly and annual basis since inception and we expect to sustain losses for the foreseeable future as we expand our operations. As of September 30, 2000, we had an accumulated deficit of $2,415,947. Operating losses resulted primarily from costs incurred in the development and sale of our products and services. We expect our operating expenses to continue to increase in all functional areas in order to execute our business plan. As a result, we anticipate that these operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We expect to incur additional losses and continued negative cash flow from operations in the future. We cannot assure you that we will achieve or sustain profitability.

Our limited operating history makes the prediction of future operating results difficult. In view of our limited operating history and the early and rapidly evolving nature of our business, we believe that period-to-period comparisons of our operating results, particularly for the three-month periods ended September 30, 2000 and 1999, are not meaningful and should not be relied upon as an indication of future performance. Our business prospects must be considered in light of the risks and uncertainties often encountered by early-stage companies in the Internet-related products and services market. We may not be successful in addressing these risks and uncertainties. We have experienced significant percentage growth in revenues in recent periods; however, there are no assurances that prior growth rates are sustainable or indicative of future growth rates. It is likely that in some future quarter our operating results may fall below the expectations of securities analysts and investors. In this event, the trading price of our common stock may fall significantly.

RESULTS OF OPERATIONS

THREE MONTHS ENDED  SEPTEMBER  30, 2000 VERSUS THREE MONTHS ENDED  SEPTEMBER 30,
1999

REVENUES

We recorded revenues of $163,428 and $51,879 for the three months ended September 30, 2000 and 1999, respectively. The 215% increase in revenues is primarily the result of custom development services provided during the third quarter of 2000 that were not offered during the third quarter of 1999. Additionally, we increased the number of paying Members.

Revenues for the three months ended September 30, 2000 include $89,910, or 55% of total revenues, from three customers. The revenue recognized from these customers is not recurring in nature and there are no assurances that these customers, or others like them, will engage us to provide custom development solutions in the future.

COST OF SALES

Cost of sales increased to $27,657 from $20,732 for the three months ended September 30, 2000 and 1999, respectively.

OPERATING EXPENSES

Operating expenses increased 75% from $391,059 to $683,751 for the three months ended September 30, 1999 and 2000, respectively. This increase is attributable to product development, sales and marketing, and general and administrative expenses.

PRODUCT DEVELOPMENT Product development expenses were $171,524 and $84,165 for the three months ended September 30, 2000 and 1999, respectively. The increase is primarily attributable to the additional employees and consultants that were hired after September 30, 1999 to work on enhancements for our software product, iShell 2. Product development expense also includes amortization expense associated with the November 1999 purchase of the iShell license for $130,000. The license is being amortized over a 36 month period, resulting in $10,833 in amortization for the quarter ended September 30, 2000.

SALES AND MARKETING Sales and marketing expenses were $171,524 and $101,225 for the three months ended September 30, 2000 and 1999, respectively. The increase of 69% was due primarily to the hiring of additional sales and marketing personnel as well as an increase in expenditures for advertising and attending trade shows.

GENERAL AND ADMINISTRATIVE General and administrative expenses were $307,164 and $185,852 for the three months ended September 30, 2000 and 1999, respectively. The increase was due primarily to increases in personnel and establishing a presence in New York City and Tokyo. We have secured office space in New York on a month to month basis. In Tokyo, through a subsidiary, we provide development and support services for one of our present customers as well as developing new business opportunities.

NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS NINE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

We recorded revenues of $567,468 and $103,516 for the nine months ended September 30, 2000 and 1999, respectively. The 548% increase in revenues is primarily the result of custom development services provided during the first half of 2000 that were not offered during the comparable period in 1999. Additionally, we increased the number of paying Full Members.

Revenues for the nine months ended September 30, 2000 include $286,851, or 57%, from three customers. The revenue recognized from these customers is not recurring in nature and there are no assurances that these customers, or others like them, will engage us to provide custom development solutions in the future.

COST OF SALES

Cost of sales increased to $64,312 from $30,765 for the nine months ended September 30, 2000 and 1999, respectively. This increase is primarily due to fixed authoring fees and royalties paid to the author of an iShell instruction manual and costs related to the increased volume of sales.

OPERATING EXPENSES

Operating expenses increased 233% from $758,013 to $1,769,168 for the nine months ended September 30, 1999 and 2000, respectively. This increase is primarily attributable to product development, sales and marketing, and general and administrative expenses.

PRODUCT DEVELOPMENT Product development expenses were $418,504 and $202,522 for the nine months ended September 30, 2000 and 1999, respectively. The increase is primarily attributable to additional employees and consultants that were hired after September 30, 1999 to work on product enhancements. Product development expense also includes amortization expense associated with the November 1999 purchase of the iShell license for $130,000. The license is being amortized over a 36 month period, resulting in $32,500 in amortization for the nine months ended September 30, 2000.

SALES AND MARKETING Sales and marketing expenses were $541,250 and $175,626 for the nine months ended September 30, 2000 and 1999, respectively. The increase was due primarily to the hiring of additional sales and marketing personnel as well as an increase in expenditures for advertising, promotions, and attending trade shows.

GENERAL AND ADMINISTRATIVE General and administrative expenses were $734,505 and $331,360 for the nine months ended September 30, 2000 and 1999, respectively. The increase was due primarily to increases in personnel and related hiring costs, legal and accounting expenses associated with SEC filings, insurance expense, costs associated with relocating our office, and costs associated with establishing a presence in New York City and Tokyo.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents of $14,071 compared to $157,353 at December 31, 1999.

The Company's capital requirements have been, and will continue to be, significant. Since inception, the Company has financed its operations primarily through issuance of stock. Through September 30, 2000, the Company had raised $2,472,656 from the sale of stock, not including subscriptions receivable. At September 30, 2000, the principal source of liquidity for the Company was $14,071 of cash and cash equivalents. The Company received an additional amount of cash ($50,000) from the sale of stock after the end of the quarter and seeks further financing to address short-term cash requirements.

For the nine months ended September 30, 2000 and 1999, cash used in operating activities was $1,411,546 and $534,170 respectively. The increase was due primarily to the increased cost of building the Company's business.

Cash used in investing activities for the nine months ended September 30, 2000 and 1999 was $65,921 and $6,907, respectively. All expenditures were for equipment purchases.

Cash provided by financing activities for the nine months ended September 30, 2000 and 1999 was $1,334,185 and $559,768, respectively. Cash inflow during the first nine months of 2000 is from sales of our stock and employees/consultants exercising stock options. Cash inflow during the comparable period in 1999 was from a note payable.

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

During the first half of 2000,in a private placement of securities, the Company received subscriptions to sell 1,000,000 units of securities consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $2.50 per share for an aggregate purchase price of $2,000,000. Each warrant is to be exercisable within the seven month period following the date of subscription of the unit. As of September 30, 2000 and November 13, 2000, $1,390,000 and $1,440,000 had been raised for the Company under this offering, respectively. As of November 13, 2000, $560,000 remains to be collected under this offering. As of the date of this filing, it now appears unlikely that the remainder of the subscribed amounts will be forthcoming.

720,000 warrants were issued as part of the offering. These warrants will expire at or before the end of November 2000 and it is unlikely that investors holding these warrants will exercise them.


We do not expect to generate net earnings from our operations within the next twelve months. Therefore, if we are not able to obtain necessary financing, we will not be able to maintain operations. The Company received an additional amount of cash ($50,000) from the sale of stock after the end of the quarter and seeks further financing to address short-term cash requirements.

                     FACTORS THAT MAY AFFECT FUTURE RESULTS
                            AND MARKET PRICE OF STOCK

WE HAVE A LIMITED OPERATING HISTORY AND THERE IS A GREAT DEGREE OF UNCERTAINTY AS TO OUR FUTURE RESULTS. WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY.

We have a limited operating history upon which an evaluation of our business and prospects can be based. We have never been profitable and may never achieve profitability. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which we intend to operate and in light of the uncertainty as to market acceptance of our business model. We will be incurring costs in marketing our products and services to clients and in building an administrative organization. To the extent that revenues do not match these expenses, our business, results of operations and financial conditions will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the Silver and Gold Memberships, custom development solutions, and third party products to achieve or maintain profitability on a quarterly or annual basis in the future. Even if we are able to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

A SUBSTANTIAL PORTION OF OUR REVENUES DEPENDS ON OUR ABILITY TO ATTRACT SILVER AND GOLD MEMBERS WHO WILL PAY A MONTHLY OR ANNUAL FEE. ATTRACTING FEE-GENERATING SILVER AND GOLD MEMBERS OR CONVERTING OUR FREE MEMBERS TO SILVER AND GOLD MEMBERS MAY BE A DIFFICULT AND TIME-CONSUMING PROCESS, THE SUCCESS OF WHICH CANNOT BE GUARANTEED.

We have a two-tiered subscription structure. Only Silver and Gold Members pay fees. The Free Members are not paying for their usage of our service and are not obligated to convert to Silver and Gold Member status. We cannot assure that we will be able to attract sufficient numbers of Silver and Gold Members or convert Free Members to achieve profitability. If we are unable to attract Silver and Gold Members or convert Free Members, our business and financial operations could be materially adversely affected.

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

THE RICH-MEDIA MARKET IS INTENSELY COMPETITIVE. WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ACHIEVE MARKET ACCEPTANCE.

The Rich-Media market is intensely competitive. We expect the competition to increase as new competitors enter the market. Our competitors may have greater technical, marketing, and other resources. We believe that the primary competitive factors in providing Rich-Media application services and tools to Internet-based organizations are name recognition, value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. To the extent that we are not able to attract sources of revenues from Silver and Gold Members, custom development services, and sales of our products, our business, results of operations, and financial condition will be materially adversely affected.

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

WE CANNOT ASSURE YOU THAT THE MARKET WILL ACCEPT THE INTERNET AS A VEHICLE FOR RICH-MEDIA APPLICATIONS.

Use of the Internet-based Rich-Media by individuals and business users is at an early stage of development. Market acceptance of the Internet as a medium for Rich-Media applications, information, entertainment, commerce, advertising, and education is subject to a high level of uncertainty. We depend on the Internet to market our Rich-Media products. Our ability to succeed will depend, in part, in the development of Internet infrastructure to support delivery of Rich-Media content. If Internet-based Rich-Media applications are not widely accepted by consumers or businesses, or appropriate Internet infrastructure does not become available, our business, financial condition, and operating results will be materially adversely affected.

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

WE EXPECT QUARTERLY REVENUE AND OPERATING RESULTS TO VARY IN FUTURE PERIODS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our limited operating results have varied widely in the past, and we expect they will continue to vary from quarter to quarter as we attempt to commercialize our product. Our quarterly results may fluctuate for many reasons, including:

           -      limited operating history;

           - dependence on Silver and Gold Membership fees to provide future revenue; and

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

In a private placement offering in March and April 2000, the Company entered into subscription agreements with seven accredited investors. Pursuant to the subscription agreements, the Company sold 1,000,000 units of securities consisting of one share of common stock and one warrant to purchase one share of common stock at a price of $2.50 per share for an aggregate purchase price of $2,000,000. Each warrant is exercisable within the seven month period following the subscription date of the unit. As of September 30, 2000, $1,390,000 had been collected by the Company under this offering. An additional $50,000 has subsequently been collected. As of November 3, 2000, $540,000 remains to be collected under this offering. The Company does not believe that these amounts will be forthcoming. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act. The proceeds from the private placement are being used for working capital.

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K

None

Exhibits

    EXHIBIT
    NUMBER     DESCRIPTION OF EXHIBITS
    ------     -----------------------
     2.1       Form  of  Agreement  of  Merger  between   Tribeworks,   Inc.,  a
               California corporation, and Tribeworks Acquisition corporation, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).

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

                                         Tribeworks, Inc.,
                                         a Delaware corporation

Date: November 13, 2000                  /s/ DUNCAN J. KENNEDY
                                         ---------------------------------------
                                         Duncan J. Kennedy,
                                         President and Chief Executive Officer