Form 10KSB
period 2000-12-31
TRIBEWORKS INC
filed 2001-04-02
CIK 1093636

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    FOR THE TRANSITION PERIOD FROM N/A TO N/A

                        COMMISSION FILE NUMBER: 000-28675

                                TRIBEWORKS, INC.
                 (Name of Small Business Issuer in Its Charter)

                    DELAWARE                                  94-3370795
(State or Other Jurisdiction of Incorporation or           (I.R.S. Employer
                    Organization)                           Identification No.)

                                988 MARKET STREET
                             SAN FRANCISCO, CA 94102
               (Address of principal executive offices) (zip code)
         Issuer's Telephone Number, Including Area Code: (415) 674-5555

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                                  COMMON STOCK

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-8 is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenues for its most recent fiscal year. $725,872.

    State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

    Note. If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

    There were 17,176,981 shares of the registrant's Common Stock issued and outstanding as of December 31, 2000.



                                TABLE OF CONTENTS

                                                                                             Page
                                                                                             ----
PART I.........................................................................................3

Item 1.  Description of Business...............................................................3

Item 2.  Description of Properties.............................................................6

Item 3.  Legal Proceedings.....................................................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................................6

PART II........................................................................................6

Item 5.  Market for Common Equity and Related Stockholder Matters..............................6

Item 6.  Management's Discussion and Analysis or Plan of Operation.............................8

Item 7.  Financial Statements..................................................................16

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..............................................................34

PART III.......................................................................................34

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.....................................34

Item 10. Executive Compensation................................................................35

Item 11. Security Ownership of Certain Beneficial Owners and Management........................37

Item 12. Certain Relationships and Related Transactions........................................38

Item 13. Exhibits, Lists and Reports on Form 8-K...............................................39

SIGNATURES.....................................................................................40

Exhibit Index..................................................................................41


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    OVERVIEW

    Tribeworks provides next-generation tools for creating and delivering multimedia applications. Our first product, iShell(R), is a powerful, cross-platform software product that allows developers to immerse their audiences in unique media-rich environments that combine online full-screen video, interactive media players, and dynamic presentations. Since the introduction of iShell in January 1999, hundreds of companies in twenty countries have delivered applications based on our technology at some of world's largest organizations and most respected educational institutions including:
Apple Computer, AMD, 3Com, Pioneer Electronics, Morgan Stanley Dean Witter, Burger King, Tower Records, Airbus, United Airlines, Nike, Nokia, the US Navy, New York University, UCLA, Michigan State, CalTech, The University of Iowa, Brigham Young University, The University of Hong Kong, and The Canadian Film Center.

    We sell our software and generate revenues through two main distribution channels: the graphics software tools business and the enterprise application development business. Tools customers, usually graphics industry professionals who also use complementary graphics software products from other companies, pay an annual membership fee to use our iShell software and supplemental products and services. Enterprise customers, usually large corporations that require development of complex multimedia applications, license customized versions of our software for a fixed fee or on a per unit basis. Enterprise customers also pay for professional engineering services performed by Tribeworks' employees and consultants.

    We established Tribeworks in August 1998 as a California corporation (California Tribeworks). On November 2, 1999, we entered into a transaction with Pan World Corporation, a publicly traded Nevada corporation (Pan World), whereby Pan World agreed to provide financing in connection with the merger of a newly formed subsidiary of Pan World into California Tribeworks (the Recapitalization). Prior to the Recapitalization, Pan World never had any material operations. As a result of the Recapitalization, shareholders of California Tribeworks exchanged all their shares in California Tribeworks for Pan World common stock. Subsequent to the Recapitalization, we reincorporated in Delaware as Tribeworks, Inc. We opened a wholly owned subsidiary in Japan (Tribeworks Japan) in August 2000, which engages in sales and professional services activities primarily in our enterprise application development business.

    PRODUCTS AND SERVICES

    We sell our software and generate revenues through two main distribution channels: the graphics software tools business and the enterprise application development business.

    TOOLS BUSINESS

    Our Tools business is focused on selling licenses and support services to our proprietary graphical software application, iShell(R), and complementary products like software plug-ins and product documentation. For the year ended December 31, 2000, the Tools business accounted for 41% of total revenues.

    iShell is a graphical software application that allows creation of interactive rich-media applications such as course-ware, Internet-based training materials, interactive shopping applications, and Internet radio and TV stations. Applications can be deployed via the Internet, a kiosk (interactive retail display), a CD-ROM, or a combination thereof. The software offers the ability to reuse common interactive elements in an expandable, drag-and-drop, object-oriented environment that can save significant production time for developers. iShell has been released for Windows and Macintosh operating systems.

    iShell is available for free for non-commercial users and can be downloaded via our corporate website at Tribeworks.com. As of December 31, 2000, more than 40,000 users had registered at Tribeworks.com. Tools customers, or Members, that use iShell for commercial purposes pay an annual membership fee that includes a license to use our software and customer support services. We currently sell three membership levels: Gold, Silver, and Educational. Gold and Silver Members have the right to use the iShell editor to create and the iShell runtime environment to distribute commercial products during their annual membership period. Educational Members, who must be from an accredited educational institution, are not permitted to use their software for any type of commercial purpose. Gold and Educational Members also receive a license to utilize, but not to distribute, the iShell source code, the computer language used in writing a software program, which allows them to more effectively customize and modify their software applications.

    Members can also develop software tools that enhance the functionality of our products. These functional plug-ins are either incorporated into updated versions of iShell or sold on a consignment basis through our website.

    ENTERPRISE BUSINESS

    Enterprise customers are large corporations and other entities that require development of sophisticated multimedia applications that we provide though specialized enhancements to our iShell software. For the year ended December 31, 2000, the Enterprise business accounted for 54% of our revenue.

    Enterprise customers license our software for a fixed fee or on a per unit basis. Enterprise customers also pay for professional services, which we provide for a fixed fee or on an hourly basis via our employees and outside consultants, who are frequently subscribers to our tools product. Unlike most services businesses, we own the work we create during Enterprise engagements which, in turn, helps underwrite our research and development costs. Often, new business opportunities for the Enterprise division grow from the Tools membership base and, as a result, we have been able to secure large Enterprise customers without a dedicated sales force. Ultimately, we do not intend to grow a large professional services organization, but at this stage in our growth, we believe it is vital that we provide direct services for certain key customers. We believe this allows us to develop a roster of new products suitable for large customers who carry the potential for large, recurring licensing fees.

    For the year ended December 31, 2000, two customers accounted for 30% of our
total   revenues.   The   customers   are  Pioneer   Electronics   and  Anderson
Merchandisers.

    Pioneer Electric Corporation is a global consumer electronics company with more than 30,000 employees and more than 5 Billion $USD in sales. There are currently four active projects in 2001, which relate to Pioneer's DVD and plasma display businesses. During 2001, Tribeworks and Pioneer intend to file a joint patent application related to certain interactive display technologies. Privately held, Anderson Merchandisers is one of the largest music distributors in the world. Tribeworks is developing a sophisticated music listening station in collaboration with Anderson.

    In January 2001, our subsidiary Tribeworks Japan won a competitive bidding process to become the provider of E-learning software to Nihon Tsushin Kyoiku Renmei's (NTKR), which we announced in a press release on January 29th, 2001. NTKR is Japan's largest correspondence course institution with approx 12 million students registered, approximately 6 million students taking courses each year, and nearly 1 billion $USD in annual sales. They offer more than 200 courses ranging from strict certifications to leisure hobbies and crafts. The primary customers are the employees of Japan's largest corporations. Tribeworks and Licross (formerly Telework Japan), a Tribeworks' business partner in Japan, were selected as the official E-learning applications provider for NTKR. Tribeworks will receive a development fee and a licensing fee of 400-500 yen per student depending on the number of students using the course.

    The Japanese subsidiary was incorporated in August 2000, and we believe it will significantly contribute to future revenues. In January 2001, we announced iShell-J, the Japanese language version of our iShell software product, which includes support for two-byte characters. We built this product primarily to support our Enterprise business in Japan, although the product will also be available as a standalone graphical software application during 2001. We anticipate that we will derive most of our Japanese revenues from Enterprise customers.

    PRODUCT DEVELOPMENT

    Our products and services enable our customers to save time and cost building and deploying rich-media applications. We believe that our future success depends on our ability to enhance existing products, and develop and introduce new products on a timely basis. Therefore, we invest a significant portion of our money into research and development. We maintain an internal staff to develop the software that we market and sell to customers. A significant portion of our software is created as a result of work that we perform for our Enterprise customers. To date, we have structured our contracts with Enterprise customers so that we retain intellectual property rights in the software that we develop for them. We believe that we have been able to negotiate these licensing terms because of the unique characteristics of our software platform and the strength of our software engineering staff. Due to the changing technological environment for computer systems and other electronic devices that are connected to one another via the Internet, we continue to adapt our products to new hardware and software platforms and to embrace emerging technology standards. For the years ended December 31, 2000, and December 31, 1999, respectively, Research and Development expenditures were $461,350 and $281,020.

    TECHNICAL SUPPORT AND EDUCATION

    We provide technical support to Members, which includes rapid response to support questions via email and phone, a project upload and test service, discussion lists, a web board, and printed documentation. Technical support varies with membership levels. We are able to limit expenditures for customer support because Members are able to answer most questions for one another through our discussion lists and web boards.

    We offer a training course for iShell, "Train with the Tribe," which is a one-day introductory training session to iShell offered in a growing number of locations worldwide. Gold Members receive complementary "Train with the Tribe" passes with an annual membership, and other training attendees pay per session. Advanced iShell fee-based training sessions are also offered, which are not available with the complementary passes received by Gold Members.

    We also hold an annual iShell user conference in San Francisco, a two-day event that provides Members an opportunity to meet one another, to meet Tribeworks' engineers, and learn about the latest iShell developments.

    COMPETITION

    We compete in markets that are new, intensely competitive, highly fragmented, and rapidly changing. We have experienced increased competition from current and potential competitors, many of which have greater technical, marketing, and other resources. We expect the increased competition will continue, and we will compete with the major graphics and multimedia software tools companies, as well as service companies building custom Internet multimedia applications for corporate clients. We believe that the primary competitive factors in providing multimedia software applications to businesses and educational institutions are ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. Our success will depend on our ability to provide quality development tools and value-added services, including:

        - Augmenting the ability of the software application to function on different hardware platforms and operating systems, such as Windows, Windows NT, Macintosh, and Macintosh OSX environments;
        - Providing flexibility in the degree and level of customization of software applications;
        -  Increasing  product  functionality and system performance;
        -  Improving  quality of product;
        -  Reducing total cost of ownership;
        -  Improving sales and distribution  efficiency;
        -  Improving brand  name  recognition;  and
        -  Providing  high  quality  professional support services.

    We experience competition in each area of our business. Companies in the graphics software tools area include Macromedia, Adobe Systems, Meta Creations, and Autodesk. These companies market a variety of products addressing our target markets, including software tools for authoring and delivering interactive information targeted to computer-based training specialists and educators, as well as multimedia professionals. They also offer graphics and publishing products for on-line publishing as well as print-based publishing. In addition, competitors also provide extensive product training to support their products. Another group of competitors is focused on developing software for Internet-connected kiosks. This group includes NetKey, First Wave, and NetShift.

    Most of our current and potential competitors in the Internet services and graphics and multimedia industries have longer operating histories, greater name recognition, and larger existing customer bases than we have. These competitors may be able to respond faster to new or emerging technologies and changes in customer requirements. Accordingly, there can be no assurance that we will be able to compete successfully in the graphics software tools, or Internet connected kiosk software segments.

    PROPRIETARY RIGHTS

    We rely on a combination of copyright laws, trademark laws, contract laws, and other intellectual property protection methods to protect our technology, including our logo and the names "Tribeworks" and "iShell" in the United States and other countries. We believe that our trademarks and the use of material in our website are protected under current provisions of copyright law, although legal rights to Internet content and commerce are not clearly settled by law. We were granted trademarks to "Tribeworks", the Tribeworks faces logo, and "iShell" in FY2000

    In November 1999, we entered into a software agreement (Keepsake Software Agreement) with Keepsake SPRL (Keepsake) and Gilbert Amar (one of our co-founders) pursuant to which we acquired the right, title, and interest to iShell, our lead product. Mr. Patrick Soquet (one of our co-founders and a Director) performs software development services for us through Keepsake, a Belgian entity wholly owned by him.

    In April 2001, we intend to jointly file a United States patent application with Pioneer Electric Corporation in the area of interactive display technology.

    EMPLOYEES

    As of December 31, 2000, we had a total of 12 employees and 4 consultants working on a full-time basis.

    SUBSEQUENT EVENTS

    We elected a new Chief Financial Officer, Robert C. Davidorf, on January 1, 2001. Prior to joining Tribeworks, Mr. Davidorf served as General Manager of the San Francisco office for Los Angeles-based ARTISTdirect, Inc., where he oversaw the group responsible for digital music distribution efforts. Prior to ARTISTdirect, Mr. Davidorf founded Mjuice.com, an Internet technology company focusing on the secure delivery of MP3 music files, later sold to ARTISTdirect. Mr. Davidorf served as the CFO and sat on the Board of Directors. Before founding Mjuice.com, Mr. Davidorf served as Controller and interim-CFO of Oceania, Inc., a software company, and prior to that as a Consultant for the Corporate Finance, Recovery & Disputes division of Price Waterhouse, LLP. Mr. Davidorf Graduated Magna Cum Laude with a Bachelor of Science in Economics from The Wharton School at The University of Pennsylvania in Philadelphia and is a Certified Public Accountant. We issued Mr. Davidorf 180,000 stock options that vest pro rata over 18 months, and a warrant to purchase 180,000 shares of common stock at an exercise price of $0.375 that vest pro rata over 18 months beginning July 1, 2002. Vesting for the options and warrants ceases if Mr. Davidorf ceases to be an employee of the Company.

    We elected a new Director, Michael S. Doherty, to our Board of Directors on March 9, 2001. Mr. Doherty has been engaged to take the lead role in Tribeworks' financing efforts. Mr. Doherty filled the board seat vacated by Thomas J.L. Williams on March 5, 2001. Mr. Doherty is President and Chief Executive Officer of Doherty & Company, LLC, a firm specializing in venture capital and private equity for early stage companies. Mr. Doherty has over 20 years of experience in international and domestic corporate finance and institutional private equity. Most of his career was spent in New York with Arnhold & S. Bleichroeder, Inc., a private international investment bank. More recently, Mr. Doherty was a Senior Managing Director with Spencer Trask Securities, Inc. Mr. Doherty serves on the board of public and private companies, including those of ACLN Limited (NASDAQ:
ACLNF), Xycom Automation, Inc., and IPAXS Corporation. We issued Mr. Doherty a warrant to purchase 700,000 shares of common stock at an exercise price of $0.375. The right to purchase 100,000 shares vest as of March 9, 2001, and the right to purchase 600,000 shares vest pro rata over 30 months. Vesting for the warrants ceases if Mr. Doherty ceases to be a Director of the Company.

ITEM 2.  DESCRIPTION OF PROPERTIES.

    The Company leases approximately 3,700 square feet, which includes approximately 3,000 square feet in San Francisco, California for its sales, engineering, and administrative offices and 700 square feet in Tokyo, Japan for its Japanese subsidiary. The current annual rent for the San Francisco facility is approximately $81,000 and the lease expires in January 2004 with an option to extend the lease for two years. The annual rent for the Tokyo facility is approximately $24,000 and the sublease expires December 31, 2001. Both facilities are in satisfactory condition for their purposes.

ITEM 3.  LEGAL PROCEEDINGS.

    The Company knows of no legal proceedings to which it is a party or to which any of its property is the subject that are pending, threatened or contemplated or any unsatisfied judgments against the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Tribeworks, Inc. Common Stock is traded on the OTC bulletin board under the symbol TRWX. As soon as the Company becomes eligible, the Company intends to request a listing for the common stock on the Nasdaq SmallCap Market (TM). This listing requires certain asset, earnings and per share price standards that the Company does not now meet. The following table sets forth the range of high and low closing sales prices for each period indicated and reflects all stock splits effected by the Company:


                        ------------------------------------------ ------------------------------------------
                                          2000                                       1999
                        ------------------------------------------ ------------------------------------------
                               HIGH                  LOW                   HIGH                  LOW
- ----------------------- -------------------- --------------------- --------------------- --------------------
First quarter                 $7.050                $1.625            Not Applicable       Not Applicable
- ----------------------- -------------------- --------------------- --------------------- --------------------
Second quarter                $6.875                $3.000            Not Applicable       Not Applicable
- ----------------------- -------------------- --------------------- --------------------- --------------------
Third quarter                 $4.500                $1.438            Not Applicable       Not Applicable
- ----------------------- -------------------- --------------------- --------------------- --------------------
Fourth quarter                $2.375                $0.375                $1.750               $1.500
- ----------------------- -------------------- --------------------- --------------------- --------------------



    The above quotations reflect inter-dealer prices, without Retail mark-up, mark-down or commission, and may not represent actual transactions.


    The Company had approximately 157 stockholders of record as of December 31, 2000. The Company has not declared or paid any cash dividends on its Common Stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.


    Tribeworks, Inc. made the following recent sales of unregistered sales of the Company's Common Stock during the quarter ended December 31, 2000:




                                            NAME OF                         PERSONS OR CLASS OF
 TRANSACTION         AMOUNT OF          UNDERWRITER OR   CONSIDERATION        PERSONS TO WHOM                EXEMPTION FROM
    DATE          SECURITIES SOLD       PLACEMENT AGENT    RECEIVED       THE SECURITIES WERE SOLD        REGISTRATION CLAIMED

   10/5/00         58,333 Shares             None            (1)             William R. Woodward                  (1)
  10/11/00         50,000 Shares             None            (2)                 Belona LTDA                      (2)
  10/19/00          4,444 Shares             None            (3)             GF Consulting Corp                   (3)
  11/19/00          4,444 Shares             None            (3)             GF Consulting Corp                   (3)
   12/8/00        303,030 Shares             None         $99,999.90           Harmuss IX LTDA                    (4)
  12/19/00          4,444 Shares             None            (3)             GF Consulting Corp                   (3)


(1) We elected a new Director, William R. Woodward, to our Board of Directors on October 5, 2000. Mr. Woodward, an entrepreneur with experience building multimedia software companies, has been engaged to provide guidance to the Company on a wide range of issues, especially in raising capital. He received the following compensation for service on the Board of Directors: 700,000 shares of Tribeworks restricted common stock, to be issued pro rata over a period of two years, and a warrant to purchase up to 125,000 shares of common stock at $1.75 per share. At December 31, 2000, 58,333 of the 700,000 shares had been issued. The 125,000 warrants will vest if Mr. Woodward (or his contact) has either introduced participants to the Company, or played an active role in negotiating the terms of the arrangements of future financings. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act. During the first quarter of 2001, Mr. Woodward's compensation was restructured such that the 612,500 shares of restricted stock that remained unissued at February 5, 2000 were cancelled, and Mr. Woodward was issued a Warrant to purchase 612,500 shares of the Company's common stock at $0.375 per share that vest pro rata over 21 months. No change was made to the warrant to purchase 125,000 shares of common stock.

(2) For the period November 1, 2000 through December 31, 2000 we issued 25,000 shares of common stock to 1 accredited investor at $2.00 per share for an aggregate purchase price of $50,000 and warrants to purchase an aggregate of 50,000 shares of common stock at the exercise price of $2.50 per share. These shares were issued in connection with our offering of units of securities consisting of one share of common stock and one warrant to purchase a share of common stock at the exercise price of $2.50 per share to raise in the aggregate $2,000,000 of proceeds. There are no further commitments to purchase additional units pursuant to this offering. In total, we have issued 720,000 shares of common stock and warrants to purchase aggregate of 720,000 shares of common stock for aggregate proceeds of $1,440,000 to 7 accredited investors in connection with this offering. As of December 31, 2000 the offer had been terminated and all warrants have expired. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act of 1933, as amended (the "Securities Act").

(3) In September 2000, we entered into a contract with GF Consulting Corp (GF), a Canadian entity wholly owned by Gary Freeman, to assist the company with its fund raising efforts. The Company issued GF 13,332 shares of common stock during the fourth quarter of 2000, and an additional 47,520 shares during the first quarter of 2001. During the 4th quarter of 2000, GF introduced the Company to Harmuss IX LTDA, which invested $99,999.90 via the exercise of warrants for $0.33 per share. As compensation for this introduction, the Company owes $4,000 in cash to GF Consulting Corp. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act.

(4) On December 8, 2000, Harmuss IX LTDA exercised warrants to purchase 303,030 shares at $0.33 per share, for a total of investment of $99,999.90. Such issuance was exempt from registration under the Securities Act, pursuant to section 4(2) thereof because such issuance did not involve any public offering.

    In addition we granted options to purchase 106,000 shares of common stock during the fourth quarter of 2000 to three employees and two consultants, at an exercise price of $1.00 per share. Vesting periods varied between 24 and 48 months. These options were granted pursuant to our 1999 Equity Incentive Plan (the "1999 Plan"), which was approved by our Board of Directors and our stockholders in December 1999. Such grants were exempt from registration under the Securities Act pursuant to Rule 701.

    Our 1999 Plan provides for the grant to our employees, including officers and employee Directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the grant of nonstatutory stock options and restricted stock awards to our employees, Directors and consultants. Our 1999 Plan is currently administered by the Board of Directors, which selects the optionees, determines the number of shares to be subject to each option, and determines the exercise price of each option. Our 1999 Plan authorizes the issuance of an aggregate of up to 1,600,000 shares of our common stock. The exercise price of all incentive stock options granted under our 1999 Plan must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of all nonstatutory stock options granted must be at least equal to 85% of the fair market value on the date of grant. With respect to any participant who owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price of any incentive option and nonstatutory option granted must equal at least 110% of the fair market value on the grant date. The term of the options granted under our 1999 Plan may not exceed ten years. Stock purchase rights may be issued either alone or in addition to other awards under the 1999 Plan. Unless otherwise specified in the stock purchase right award, the Company will have a repurchase right exercisable upon the voluntary or involuntary termination of the grantee with the Company for any reason. The repurchase right lapses at such rate as set forth in the stock purchase right award. With respect to stock purchase rights awards, the repurchase right lapses upon a change of control. Our 1999 Plan will terminate in 2009. Our Board of Directors has authority to amend or terminate our 1999 Plan, provided that such action will not impair the rights of the holder of any outstanding awards without the written consent of that holder.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify the most risks to our business but cannot predict whether or to what extent any of such risks may be realized. There can be no assurance that we have identified all possible risks that might arise. Investors should carefully consider all such risks before making an investment decision with respect to the Company's stock.

RESULTS OF OPERATIONS

    REVENUES

    Revenues were $725,872 for the year ended December 31, 2000, an increase of 264% over revenues of $199,198 for the year ended December 31, 1999. The Tools Business, which includes sales of memberships, and sales of books and 3rd party plug-ins from the Tribeworks website, grew in 2000 by 81% to $298,350, compared with $165,198 for 1999. The increase was primarily due to membership renewals and the introduction of iShell2, the second major release of our software product. The Enterprise business grew in 2000 by 1061% to $394,872, compared with $33,999 for 1999. Enterprise revenues in 2000 consisted of $389,872 in professional services revenues and $5,000 in licensing revenues, compared with $30,000 in professional services revenues and $3,999 in licensing revenues in 1999. The Enterprise business was substantially initiated in 2000. International revenues, which consist of sales to foreign customers, represented 25% of revenues in 2000, compared to 31% of revenues in 1999. The Company's revenues from Japanese customers increased to 7% of total revenues in 2000 from 1% in 1999.

    COST OF SALES

    Cost of sales includes royalties paid to third parties for licensed technology, amortization costs related to acquired technology, costs associated with order fulfillment, and costs associated with customer development services. Cost of sales was $192,233 for the year ended December 31, 2000, up from $67,120 for the year ended December 31, 1999. The increase was due to an increase in sales volume in the Tools businesses and increased customer development services in the Enterprise business. Cost of sales decreased on a per unit basis for the Tools business due to efficiencies achieved in the product distribution process during 2000.

    OPERATING EXPENSES

    Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $110,577 and $71,039 for the years ended December 31, 2000 and 1999, respectively, reflecting the addition of one customer support person. As a percentage of Tools sales, product support expenses were 37% and 42% for 2000 and 1999, respectively.

    Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $461,350 and $281,020 for the years ended December 31, 2000 and 1999, respectively. This increase reflects the development of a Japanese language version of iShell and the development of new products beyond our first product, iShell.

    Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $663,368 and $307,083 for the years ended December 31, 2000 and 1999, respectively. This increase reflects personnel growth and increased marketing activities.

    General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $1,246,557 and $564,011 for the years ended
December 31, 2000 and 1999, respectively. The increase was due primarily to first-time recurring costs incurred in 1999 related to (i) consultants providing legal, accounting and other consulting services, (ii) insurance expense, (iii) travel expenses, (iv) rent expense, and (v) personnel expenses from creating a salary for the Chief Executive Officer and hiring administrative support.

PROVISION (BENEFIT) FOR INCOME TAXES

    The Company recorded no tax provision for the years ended December 31, 2000 or December 31, 1999.

NET INCOME/LOSS

    Net loss was $1,948,213 million for the year ended December 31, 2000, compared to a net loss of $1,091,175 for the year ended December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000, the Company had cash and cash equivalents of $13,033 compared to $157,353 at December 31, 1999.

    The Company's capital requirements have been, and will continue to be, significant. Since inception, the Company has financed its operations through issuance of stock and revenues in the Tools and Enterprise businesses. Through December 31, 2000, the Company had raised $2,622,656 from the sale of stock. At December 31, 2000, the principal source of liquidity for the Company was $13,033 of cash and cash equivalents.

    For the year ended December 31, 2000 and 1999, cash used in operating activities was $1,595,371 and $807,149 respectively. The increase was due primarily to the increased cost of building the Company's business.

    Cash used in investing activities for the year ended December 31, 2000 and 1999 was $28,755 and $115,367, respectively. Expenditures were for equipment purchases in 2000 and for a combination of equipment purchases and a technology license purchase in 1999.

    Cash provided by financing activities for the year ended December 31, 2000 and 1999 was $1,479,806 and $1,042,146, respectively. Cash inflow during 2000 was from sales of our stock, via direct stock purchases, the exercise of warrants, and the exercise of stock options by employees and consultants. Cash inflow during 1999 was from a note payable.

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

RISK FACTORS

WE ANTICIPATE THAT WE DO NOT HAVE SUFFICIENT FUNDS TO ENABLE US TO MAINTAIN OUR OPERATIONS FOR THE NEXT TWELVE MONTHS. WE WILL NEED ADDITIONAL FUNDS TO MAINTAIN OUR SHORT TERM OPERATIONS. WE CANNOT ASSURE YOU THAT FUNDS WILL BE AVAILABLE TO US OR AVAILABLE ON COMMERCIALLY REASONABLE TERMS.

Based on current levels of operations, we anticipate that our existing capital resources will not be sufficient to enable us to maintain our operations through the next twelve months. In addition, we will require additional funds to sustain and expand our sales and marketing and research and development activities. Adequate funds for these and other purposes, whether through additional equity financing, debt financing or other sources, may not be available when needed or available on commercially reasonable terms acceptable to us, or may result in dilution to existing stockholders. The inability to obtain sufficient funds from operations and external sources would have a material adverse effect on our business, results of operations, and financial condition.

WE HAVE A LIMITED OPERATING HISTORY AND THERE IS A GREAT DEGREE OF UNCERTAINTY AS TO OUR FUTURE RESULTS. WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE PROFITABILITY.

We have a limited operating history upon which an evaluation of our business and prospects can be based. We have never been profitable and may never achieve profitability. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which we intend to operate and in light of the uncertainty as to market acceptance of our business model. We will be incurring costs in marketing our products and services to clients and in building an administrative organization. To the extent that revenues do not match these expenses, our business, results of operations, and financial conditions will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the Tools business or Enterprise business to achieve or maintain profitability on a quarterly or annual basis in the future. Even if we are able to achieve profitability in any period, we may not be able to sustain or increase profitability on a quarterly or annual basis.

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

We expect high variability and uncertainty as to our future operations and financial results. As we continue to develop and market our business, our quarterly operating results may fluctuate as a result of a variety of factors. Many of these factors are outside our control, including demand for the development of rich-media applications, the introduction of new sites and services by our competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions, and economic conditions specific to the Internet and related media. Due to these factors, among others, our operating results may fall below our expectations and the expectations of investors.

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE INDUSTRIES THAT USE RICH-MEDIA APPLICATIONS.

Our future success depends on our ability to create and deliver sophisticated rich-media applications. If our products and related services are not widely accepted, our ability to makes sales in the Tools business and Enterprise business will be hampered. There can be no assurance that our products and tools will be attractive to a sufficient number of users to generate significant revenues. If we are unable to evolve our present products and to develop new products that allow us to attract, retain, and expand a loyal membership base, our business, results of operations, and financial condition will be materially adversely affected.

THE RICH-MEDIA MARKET IS INTENSELY COMPETITIVE. WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ACHIEVE MARKET ACCEPTANCE.

The rich-media market is intensely competitive. We expect the competition to increase as new competitors enter the market. Our competitors may have greater technical, marketing, and other resources. We believe that the primary competitive factors in providing rich-media application services and tools to development organizations and large corporations are name recognition, value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. To the extent that we are not able to attract sources of revenues from the Tools business and the Enterprise business, our business, results of operations, and financial condition will be materially adversely affected.

A number of companies currently offer services or products that compete directly or indirectly with our current products and service offerings. These companies include Macromedia, Adobe Systems, Meta Creations, NetKey, and NetShift. These companies market a variety of products addressing our target markets, including software for building Internet kiosks and tools for authoring multimedia content. They also offer graphics and publishing products for on-line and print-based publishing. In addition, competitors also provide extensive product training to support their products. If we are unable to introduce competitive products with competitive training and consulting services, our business, results of operations, and financial condition will be materially adversely affected.

Most of our current and potential significant competitors in the Internet services, graphics, and multimedia industries have longer operating histories, greater name recognition, and larger existing customer base than us. These competitors may be able to respond faster to new or emerging technologies and changes in customer requirements. Because of their greater resources, they will be able to make more responsive changes to market conditions. Accordingly, there can be no assurance that we will be able to compete successfully in these industries.

THE OPEN SOURCE COMMUNITY OR THE TRIBEWORKS DEVELOPER COMMUNITY MAY REACT NEGATIVELY TO OUR SOFTWARE AND BUSINESS STRATEGY, WHICH COULD MATERIALLY HARM OUR REPUTATION AND BUSINESS

We do not follow the traditional graphics software business model of licensing our software perpetually to our end-customers. Instead we license software on an annual basis. While more than 70% of our customers are renewing their annual memberships, there can be no guarantee that they will renew their licenses in the future.

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

We do not follow a strict open source model with respect to our software. In particular, we allow proprietary product enhancement, we limit the redistribution of our software, and we do not make our products available under a General Public License, which is available on www.opensource.org. These restrictions on our software run counter to current trends in the Linux open source community, which advocates unlimited distribution of software and the use of General Public Licenses. The Linux open source community is a diverse group of software developers and companies that have advocated the use of Linux, an alternative operating system to Microsoft's Windows.

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

OUR SOFTWARE DEPENDS ON APPLE'S QUICKTIME TECHNOLOGY TO FUNCTION PROPERLY. WE CANNOT ASSURE YOU THAT APPLE WILL CONTINUE TO DEVELOP THE QUICKTIME TECHNOLOGY OR DISTRIBUTE IT FREE OF CHARGE, OR WILL NOT DEVELOP SOFTWARE APPLICATIONS WHICH COMPETE DIRECTLY WITH TRIBEWORKS ISHELL PRODUCT

Our iShell product line currently requires installation of Apple Computer's QuickTime software in order to function properly on both Windows and Macintosh systems. Apple's QuickTime technology competes directly with rich-media technologies from Microsoft and RealNetworks, which our technology does not support. We have no control over whether, and cannot assure that Apple's
QuickTime will maintain or enlarge its current market share against these competitive technologies. In addition, although Apple's QuickTime technology has been under development for more than nine years, we cannot assure that Apple will continue to develop the technology or distribute it free of charge to consumers. Apple may also substantially alter its business or licensing strategy with QuickTime in a way that could adversely impact our business, resulting in increases in our development costs. In addition, Apple has increased its graphic software development efforts and may decide to compete directly in the multimedia authoring tool market.

WE CANNOT ASSURE YOU THAT THE MARKET WILL ACCEPT THE INTERNET AS A VEHICLE FOR RICH-MEDIA APPLICATIONS.

Use of the Internet-based rich-media by individuals and business users is at an early stage of development. Market acceptance of the Internet as a medium for rich-media applications, information, entertainment, commerce, advertising, and education is subject to a high level of uncertainty. We depend on the Internet to market our rich-media products. Our ability to succeed will depend, in part, on the development of Internet infrastructure to support delivery of rich-media content. If Internet-based rich-media applications are not widely accepted by consumers or businesses, or appropriate Internet infrastructure does not become available, our business, financial condition, and operating results will be materially adversely affected.

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

Our performance and success substantially depends on the services of Duncan Kennedy, our President and CEO, and Robert Davidorf, our Chief Financial
Officer, as well as on our ability to recruit, retain and motivate our other officers and key employees.

We do not currently have employment contracts with key officers or employees, and they could terminate their relationship with us. Our success also depends on our ability to attract and retain additional qualified employees in the San Francisco Bay Area and in Tokyo. Competition for qualified personnel in the San Francisco Bay Area and Tokyo is intense and there are a limited number of persons with knowledge of and experience in our field of business. There can be no assurance that we will be able to attract and retain key personnel. The loss of one or more key employees or of our key service providers could have a material adverse effect on the Company.

In addition, Mr. Soquet (one of our co-founders and a Director) performs software development services for us through Keepsake, the Belgian entity owned by him. Pursuant to the Keepsake Software Agreement, Keepsake agreed to provide necessary services to us through November 2001. In the event that we are unable to retain Mr. Soquet's services after termination of the Keepsake Software Agreement, our business and financial condition could be materially and adversely affected.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP SERVICES THAT MEET OUR CUSTOMERS' REQUIREMENTS. WE MAY NOT BE ABLE TO MEET THOSE REQUIREMENTS IF WE ARE UNABLE TO KEEP PACE WITH TECHNOLOGY TRENDS AND THE EVOLVING RICH-MEDIA INDUSTRY STANDARDS.

Our success depends on our ability to develop and provide new services that meet our customers' changing requirements. The Internet is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product innovations. Our future success will depend, in part, on our ability to assess and effectively use unproven technologies and unproven standards. We must evaluate and utilize technical standards developed by industry committees. We must also evaluate and use proprietary multimedia development software provided by companies such as Apple, Microsoft, and RealNetworks to continue to develop our technological expertise, enhance our current services, develop new services that meet changing customer needs, and influence and respond to merging industry standards and other technological changes on a timely and cost-effective basis. If we fail to adequately assess or utilize these standards or proprietary technologies at the appropriate time in the market place, the competitive advantages of our products and services and our business, financial condition, and operating results could be materially adversely affected.

WE ARE DEPENDENT ON THE INTERNET WHICH REMAINS AN UNCERTAIN MEDIUM FOR COMMERCE.

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

We rely on copyright, patent, and trade secret laws to protect our trademarks, content, and proprietary technologies and information. However, there can be no assurance that such laws will provide sufficient protection to us, other parties will not develop technologies that are similar or superior to ours, or, given the availability of our products' source-code, other parties will not copy or otherwise obtain and use our content or technologies without authorization.

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

Our future success will be affected by our ability to attract customers and subscribe Members from countries outside the United States including Japan where we maintain a wholly owned subsidiary. We believe that the growth of the Internet in foreign countries will outpace growth of the Internet in the United States in the next decade. Foreign countries could impose withholding taxes or otherwise tax our foreign income, impose tariffs, embargoes or exchange controls, or adopt other restrictions on foreign trade or restrictions relating to use or access of or distribution of software through electronic means. The laws of certain countries also do not protect our intellectual property rights to the same extent as the laws of the United States. In addition, we are subject to the United States export control regulations that may restrict our ability to market and sell our products to certain countries outside of the United States. Failure in successfully marketing our products in international markets could have a material adverse effect on our business, operating results and financial conditions.

WE EXPECT QUARTERLY REVENUE AND OPERATING RESULTS TO VARY IN FUTURE PERIODS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

Our limited operating results have varied widely in the past, and we expect they will continue to vary from quarter to quarter as we attempt to commercialize our product. Our quarterly results may fluctuate for many reasons, including:

        -  Limited operating history; and
        -  Dependence on membership fees to provide future revenue.

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

ITEM 7. FINANCIAL STATEMENTS.












                                TRIBEWORKS, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                TRIBEWORKS, INC.


                                Table of Contents


                                                                          Page
                                                                          ----

Independent Auditors' Report.................................................18

Consolidated Balance Sheet...................................................20

Consolidated Statements of Operations........................................21

Consolidated Statements of Cash Flows........................................22

Consolidated Statements of Stockholders' Deficit.............................24

Notes to Consolidated Financial Statements...................................25

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Tribeworks, Inc.

We have audited the accompanying consolidated balance sheet of Tribeworks, Inc. and subsidiaries as of December 31, 2000, and the related consolidated statements of operations, cash flows, and stockholders' deficit for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tribeworks, Inc. and subsidiaries as of December 31, 2000, and the results of their operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company's recurring losses from operations and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/Tauber & Balser, P.C.
- ------------------------
Atlanta, Georgia
February 28, 2001

                          INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Tribeworks, Inc.
San Francisco, CA

        I have audited the accompanying statement of operations, cash flows, and stockholders' deficit of Tribeworks, Inc. and its consolidated subsidiary for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

        I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

        In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, cash flows, and stockholders' deficit for Tribeworks, Inc. and its consolidated subsidiary for the year ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ W. Alan Jorgensen
Certified Public Accountant




March 22, 2000
Seattle, WA



                                TRIBEWORKS, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000

                                     ASSETS

   Current Assets
   Cash                                                                                  $       13,033
   Accounts receivable, net                                                                      39,697
   Supplies                                                                                      11,209
   Prepaids and deposits                                                                         53,230
                                                                                        ---------------
      Total Current Assets                                                                      117,169
                                                                                        ---------------

Other Assets
   Equipment, net of accumulated depreciation of $12,400                                         31,680
   Technology license, net of accumulated amortization of $50,600                                79,444
   Note receivable, employee                                                                      5,622
                                                                                        ---------------
                                                                                                116,746

TOTAL ASSETS                                                                             $      233,915
                                                                                        ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                      $      194,441
   Accrued expenses                                                                              94,938
   Due to shareholders                                                                            6,232
   Deferred revenue                                                                             194,694
                                                                                        ---------------
      Total Current Liabilities                                                                 490,306
                                                                                        ---------------

Stockholders' Deficit
   Preferred stock: 50,000,000 shares authorized, none issued
   Common stock: 200,000,000 shares authorized, $.0001 par
      value, 17,176,981 shares issued and outstanding                                             1,718
   Additional paid-in capital                                                                 2,959,158
   Unearned compensation                                                                       (117,425)
   Accumulated deficit                                                                       (3,099,842)
                                                                                        ---------------
      Total Stockholders' Deficit                                                              (256,391)
                                                                                        ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                              $      233,915
                                                                                        ===============


The accompanying notes are an integral part of these consolidated financial statements


                                TRIBEWORKS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999


                                                                        2000            1999
                                                                       -----           -----

REVENUES                                                           $     725,872   $     199,198

COST OF SALES                                                            192,233          67,120
                                                                   -------------   -------------

GROSS PROFIT                                                             533,639         132,078
                                                                   -------------   -------------

OPERATING EXPENSES
   Product support                                                       110,577          71,039
   Product development                                                   461,350         281,020
   Sales and marketing                                                   663,368         307,083
   General and administrative                                          1,246,557         564,011
                                                                   -------------   -------------
                                                                       2,481,852       1,223,153
                                                                   -------------   -------------

LOSS FROM OPERATIONS                                                  (1,948,213)     (1,091,075)

INCOME TAXES                                                                   -               -
                                                                   -------------   -------------

NET LOSS                                                           $ (1,948,213)   $ (1,091,075)
                                                                   =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE                            $      (0.12)   $       (0.07)
                                                                   =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                    16,538,827      16,010,000
                                                                   =============   =============


The accompanying notes are an integral part of these consolidated financial statements



                                TRIBEWORKS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                       2000              1999
                                                                                   ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                        $(1,948,213)     $(1,091,075)
                                                                                    -----------      -----------
    Adjustments:
       Depreciation and amortization                                                     54,548           13,250
       Common stock issued for services                                                 158,514                -
       Amortization of unearned compensation                                             64,985                -
       Changes in:
          Accounts receivable                                                            (8,457)         (11,590)
          Other receivables, prepaids and deposits                                      (31,716)          (2,023)
          Supplies                                                                      (11,209)               -
          Note receivable, employee                                                      (5,622)               -
          Accounts payable                                                              (17,190)         191,333
          Deferred revenue                                                               96,711           62,795
          Other liabilities                                                              52,278           30,160
                                                                                   ------------      -----------
              Total adjustments                                                         352,842          283,925
                                                                                   ------------      -----------
       Net cash used in operating activities                                         (1,595,371)        (807,149)
                                                                                   ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of equipment                                                               (28,755)         (15,367)
    Purchase of technology license                                                            -         (100,000)
                                                                                   ------------      -----------
       Net cash used by investing activities                                            (28,755)        (115,367)
                                                                                   ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of stock issue
       costs of $28,500                                                               1,479,806        1,002,146
    Proceeds from obligation to issue common stock                                            -           40,000
                                                                                   ------------      -----------
       Net cash provided by financing activities                                      1,479,806        1,042,146
                                                                                   ------------      -----------

NET (DECREASE) INCREASE IN CASH                                                        (144,320)         119,630

CASH, BEGINNING OF YEAR                                                                 157,353           37,723
                                                                                   ------------      -----------

CASH, END OF YEAR                                                                  $     13,033      $   157,353
                                                                                   ============      ===========

The accompanying notes are an integral part of these consolidated financial statements


                                TRIBEWORKS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2000 AND 1999



                                                                                       2000              1999
                                                                                   ------------      -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Income taxes paid during the year                                              $          -      $       800
                                                                                   ============      ===========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
    Unearned compensation for services through issuance of
       stock options                                                               $    117,425      $         -
                                                                                   ============      ===========

    Related party receivable - options exercised for
       146,036 common shares                                                       $          -      $     5,257
                                                                                   ============      ===========

    303,030 warrants issued as part of purchase of technology license              $          -      $    30,000
                                                                                   ============      ===========










The accompanying notes are an integral part of these consolidated financial statements


                                TRIBEWORKS, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 Additional

                                             Common Stock           Paid-In     Unearned     Accumulated   Related Party
                                         --------------------
                                          Shares       Amount       Capital   Compensation      Deficit      Receivable       Total
                                         --------------------    ----------   ------------   -----------   ------------- ----------

Balances at December 31, 1998            12,863,964   $ 1,286    $   66,714     $       -    $   (60,553)     $     -    $    7,447


Exercise of options                         136,036        14         6,788             -              -            -         6,802

Issuance of common stock                  3,000,000       300       999,700             -              -            -     1,000,000

Exercise of options                          10,000         1           599             -              -            -           600

Purchase of license technology
for warrants                                      -         -        30,000             -              -            -        30,000

Related party receivable for
   common shares                                  -         -             -             -              -       (5,257)       (5,257)

Net loss                                          -         -             -             -     (1,091,075)           -    (1,091,075)
                                         ----------   -------    ----------     ---------    -----------      -------   -----------

Balances at December 31, 1999            16,010,000     1,601     1,103,801             -     (1,151,628)      (5,257)      (51,483)

                                                                                                       -            -

Exercise of options and warrants            347,126        35       103,570             -              -            -       103,605

Issuance of common stock                    745,000        75     1,410,869             -              -        5,257     1,416,201

Stock issued for services                    74,855         7       158,507             -              -            -       158,514

Unearned compensation                             -         -       182,410      (117,425)             -            -        64,985

Net loss                                          -         -             -             -     (1,948,213)           -    (1,948,213)
                                         ----------   -------    ----------     ---------    -----------      -------   -----------

Balances at December 31, 2000            17,176,981   $ 1,718    $2,959,157     $(117,425)   $(3,099,841)     $     -   $  (256,391)
                                         ==========   =======    ==========     =========    ===========      =======   ===========


The accompanying notes are an integral part of these consolidated financial statements

NOTE A - NATURE OF BUSINESS AND ORGANIZATION


On August 20, 1998, Tribeworks, Inc. (the "Company") began its business activities. The Company's business activity results from a technology known as iShell. Internet media developers use the technology for creation and deployment of electronic content that utilizes interactive features combining audio, video, animation and graphics content. The Company exploits its software primarily through memberships and customized licensed versions that include professional engineering to meet contract requirements.

On November 2, 1999, Tribeworks Acquisition Corp., a Delaware corporation and wholly-owned subsidiary of Pan World Corporation ("PWC"), a Nevada corporation, merged with Tribeworks, Inc., a California corporation ("California
Tribeworks"). Subsequent to the merger California Tribeworks renamed itself Tribeworks Development Corporation ("Tribeworks Development") and PWC, the sole shareholder of Tribeworks Development, reincorporated as Tribeworks, Inc., a Delaware corporation. The merger was accounted for as a reverse acquisition whereby California Tribeworks was treated as the accounting acquirer and PWC as the accounting acquiree.


NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Basis of Consolidation
     ----------------------

For the period prior to the reverse acquisition, the financial statements reflect California Tribeworks' financial position, results of operations and cash flows. For periods subsequent to the reverse acquisition, the financial statements of the Company are presented on a consolidated basis and include the Company and its wholly-owned subsidiaries, Tribeworks Development and Tribeworks Japan which started business on August 30, 2000. The Company's operations are conducted through the subsidiaries. All material intercompany transactions have been eliminated.

     Use of Estimates
     ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and requires disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined necessary.

NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Customer Concentrations
     -----------------------

Accounts receivable are unsecured, and the Company is at risk to the extent that such amounts become uncollectible. In 2000 revenues from two customers accounted for 23% and 12% of total revenue, respectively. In 1999 no one customer accounted for more than 10% of total revenues.

Revenues from international customers were approximately 25% and 31% of total revenues in 2000 and 1999, respectively. Revenues are paid in U.S. dollars.

     Equipment
     ---------

Equipment is stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Useful lives are estimated to be three years.

     Technology License
     ------------------

The Company's principal business activity centers around the commercialization of iShell, which was developed by an officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 303,030 shares of common stock at an exercise price of $0.33 per share, valued at $30,000. This agreement is reflected in the financial statements as a technology license valued at $130,000 and is being amortized on a straight-line basis over the estimated three year useful life.

     Impairment
     ----------

The technology license asset is reviewed quarterly for impairment. Impairment will be recognized when events and circumstances indicate that the carrying amount may not be recoverable. The Company considers factors such as significant changes in the business climate and projected cash flows from the asset. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.

     Revenue Recognition
     -------------------

Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.

NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


Revenue from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on customer development services are generally recognized under the percentage-of-completion method of accounting using an hours to hours methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from license agreements is recognized proportionally over the lease term, usually one year.

     Compensated Absences
     --------------------

The Company accrues vacation pay for all full-time employees.

     Software Development Costs
     --------------------------

The Company expenses all software development costs in the period the costs are incurred.

     Stock-Based Awards
     ------------------

The Company accounts for stock based awards to employees under its "Equity Incentive Plan" as non-compensatory in accordance with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

     Foreign Currency Translation
     ----------------------------

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments will be included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). For the year ended December 31, 2000, the transactions of Tribeworks Japan were immaterial to the consolidated balance sheet, results of operations, and cash flows.

     Net Loss Per Common Share
     -------------------------

Basic loss per share (EPS) is computed based on net loss divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net loss divided by weighted average number of common and potential common shares. The only potential common share equivalents are those related to stock options and warrants; however, such potential common share equivalents are anti-dilutive. Therefore the diluted EPS is the same as basic EPS.

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of approximately $1,950,000 and $1,100,000 for the years ended December 31, 2000 and 1999, respectively, and had a working capital deficiency of approximately $373,000 and an equity deficiency of approximately $256,000 at December 31, 2000. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash from its operating activities during the years ended December 31, 2000 and 1999 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital and improved operations will be needed to sustain the Company's operations.

Management's plans in this regard include additional marketing of its product line with special emphasis on its new customer development services in the U.S. and in Japan via its subsidiary, Tribeworks Japan. Additionally, the Company will continue its efforts to raise the additional capital required to fund planned 2001 activities.


NOTE D - PREFERRED STOCK


The Board of Directors has the authority, without further stockholder action, to determine the preferences, limitations, and relative rights of the preferred stock. On December 31, 2000 there was no preferred stock of the Company outstanding.


NOTE E - INCOME TAXES


Deferred income taxes and the related valuation allowances result principally from the potential tax benefits of tax carryforwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                                                 2000              1999
                                             ------------      ------------

     Deferred tax assets                      $ 1,230,000        $ 458,000
     Less valuation allowance                  (1,230,000)        (458,000)
                                             ------------       ----------
     Net deferred tax assets                  $         -       $        -
                                             ============       ==========

The following is a reconciliation of applicable U.S. federal income tax rates (credits) to the effective tax rates included in the consolidated statements of operations:


                                                           2000              1999
                                                       ------------      ------------

     U.S. federal income tax rate                         (34.0)%           (34.0)%
     State income tax rate, net of federal rate            (5.8)             (5.8)
     Valuation allowance                                   39.8              39.8
                                                          -----             -----
                                                            0.0%              0.0%
                                                          =====             =====


At December 31, 2000, the Company had available net operating loss carryforwards for income tax reporting purposes of approximately $2,900,000, which will expire in various periods through 2020. The NOL carryforward and resulting tax benefit that resulted from 2000 operations amounted to approximately $1,900,000 and $772,000, respectively.


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS


The Company's financial instruments include cash, receivables, accounts payable and accruals. The Company believes that the fair value of these financial instruments approximates their carrying amounts.


NOTE G - STOCK BASED COMPENSATION AND WARRANTS


     Stock Based Compensation
     ------------------------

The Company has reserved 1,600,000 shares for the exercise of options under its 1999 Equity Incentive Plan. The exercise price at the date of grant is the estimated fair market value at the grant date as determined by the Company's Board of Directors. The options vest over a period up to four years. At December 31, 2000, there were 1,545,904 shares reserved for issuance under the 1999 Equity Incentive Plan.

A summary of the Company's stock option plan as of December 31, 2000 and 1999 and changes during the years ending on those dates is presented below:


                                                           2000                              1999
                                                -----------------------------     ------------------------------
                                                                  Weighted                          Weighted
                                                                   Average                           Average
                                                  Options      Exercise Price       Options      Exercise Price
Outstanding at beginning of year                   757,097          $0.27                   -       $     -
Granted                                            746,000           2.64           1,174,800          0.19
Exercised                                          (44,096)          0.08            (146,036)         0.05
Cancelled                                         (586,333)          1.33            (271,667)         0.05
                                                 ---------         ------          ----------        ------
Outstanding at end of year                         872,668          $1.59             757,097         $0.29
                                                 =========          =====          ==========         =====
Options exercisable at end of year                 294,347          $0.39             343,940         $0.06
                                                 =========          =====          ==========         =====
Weighted-average fair value of options
     granted during the year                                        $0.64                             $0.02
                                                                    =====                             =====

The following table summarizes information about stock options outstanding at December 31, 2000:



                                           Options Outstanding                           Options Exercisable
                             -------------------------------------------------    --------------------------------
                                                Weighted           Weighted                           Weighted
                                 Options         Average            Average          Options           Average
                               Outstanding   Remaining Life     Exercise Price     Outstanding     Exercise Price
                               -----------   --------------     --------------     -----------     --------------
                                 233,000        9.54 years           $3.09                 -          $     -
                                 139,000        9.40 years            2.80            22,500             2.80
                                  34,000        9.82 years            2.50                 -                -
                                  12,000        9.10 years            1.75             3,187             1.75
                                 106,000        9.88 years            1.00                 -                -
                                  63,000        8.71 years            0.75            43,300             0.75
                                 190,000        8.50 years            0.06           190,000             0.06
                                  95,668        8.50 years            0.05            35,360             0.05
                                --------                                          ----------
                                 872,668                                             294,347
                                ========                                           =========


Various officers and directors have been granted a total of 202,000 options under the Company's 1999 Equity Incentive Plan which are included in the above table.

The Company has elected to follow Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" (APB 25), and related interpretations in accounting for its employee stock options rather than Statement of Financial Accounting Standards Board Statement No. 123, "ACCOUNTING FOR STOCK-BASED COMPENSATION" (SFAS 123). SFAS 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999: no dividend yield for each year; expected volatility of 25% and 10%, respectively; weighted-average risk-free interest rates of 6.33% and 5.71%, respectively; and weighted-average expected option lives of three years in 2000 and 1999.


                                                             2000              1999
                                                         ------------      ------------

     Net loss available to common shareholders:
          As reported                                     $(1,948,213)     $(1,091,075)
          Pro forma                                        (1,949,713)      (1,100,675)


Since the difference between the reported and pro forma net loss available to common shareholders is insignificant, there is no effect on the net loss per common share.

     Warrants
     --------

The Company has issued stock warrants in conjunction with the issuance of common stock. Activity related to stock warrants was as follows:


                                                                                     Weighted Average
                                                               Warrants               Exercise Price
                                                             ------------            ----------------
     Outstanding at December 31, 1998                                 -                  $     -
          Granted                                               303,030                     0.33
                                                              ---------                   ------
     Outstanding at December 31, 1999                           303,030                     0.33
          Granted                                               745,000                     2.50
          Exercised                                            (303,030)                    0.33
          Expired                                              (745,000)                    2.50
                                                              ---------                   ------
     Outstanding at December 31, 2000                                 -                    $0.00
                                                              =========                    =====


The Company has also issued 125,000 warrants to purchase the Company's common stock, at $1.75 per share, to a director. These warrants are contingent on the director's ability to successfully complete a new round of financing. At December 31, 2000, the contingency had not been concluded. The warrants expire on October 5, 2003.

NOTE H - COMMITMENTS


     Leases
     ------

On January 22, 2001, the Company and its lessor revised an existing lease agreement for office space. The revised lease term will begin when the lessor completes the improvements to the space, which is expected to be May 2001. The lease rate will be $27 per square foot. The square footage of the space will be finalized upon completion of the improvements and the rent is expected to be approximately $81,000 per year. The lease agreement contains on option to extend for two years at a negotiated rate not to exceed $31 per square foot. In addition, the Company has a lease for facilities in Japan that terminates in December 2001. The monthly rent is approximately $2,000. Rent expense for the years ended December 31, 2000 and 1999 was $62,045 and $34,175, respectively.

Future minimum lease payments under the leases at December 31, 2000 are approximately:

             Year Ending
             December 31
             -----------
               2001                     $78,000
               2002                      81,000
               2003                      81,000
               2004                      27,000
                                     ----------
                                       $267,000
                                     ==========

     Director Compensation
     ---------------------

In October 2000 the Company entered into an agreement with a new member of the Board of Directors that provided for the issuance of 700,000 shares of common stock over twenty-four months in consideration for his services on the Board. Through December 31, 2000, 58,333 shares were issued under the terms of the agreement.

On February 4, 2001, the Board of Directors cancelled the remaining portion of the agreement, 612,500 shares. The Board then agreed to issue 612,500 stock purchase warrants at $0.375 per share. These warrants vest pro rata over a twenty month period. If the director's services cease prior to vesting, all unvested warrants are forfeited.

NOTE I - RELATED PARTY TRANSACTIONS


     Officer and Director Options
     ----------------------------

At December 31, 2000, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors which are included in Note G:

             Common Shares           Exercise              Expiration
              Under Option             Price                  Date
            ---------------          ---------        --------------------
                  94,000               $0.06           June 30, 2009
                  18,000               $0.75           October 15, 2009
                  40,000               $2.80           May 26, 2010
                  10,000               $3.09           July 17, 2010
                  40,000               $1.00           November 16, 2010
               ---------
                 202,000
               =========

Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of 122,000 shares of common stock are exercisable at December 31, 2000.

     Note Payable
     ------------


During the period ended December 31, 1998, certain officers of the Company loaned $18,732 to the Company to finance some of its start-up costs. The $6,232 remaining balance of the loan is non-interest bearing and payable on demand.


NOTE J - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS


During the fourth quarter of 2000, the Company reclassified approximately $78,000 of costs associated with customer development services to cost of sales.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Effective March 9, 2001, the Board of Directors approved a change in certifying accountants from W. Alan Jorgensen, CPA ("Jorgensen") to Tauber & Balser, P.C. The previous accountant, Jorgensen, sold his business and resigned as the principal accountant for Tribeworks, Inc. ( the "Company"). The reports of Jorgensen on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except that Jorgensen has advised the Company that his opinion on the Company's financial statements has been modified to express a "going concern qualification" regarding his uncertainties about the Company's ability to continue as a going concern.

    During the Company's fiscal years ended December 31, 1998 and December 31, 1999, and the period subsequent to November 14, 2000 preceding Jorgensen's resignation, there were no disagreements between the Company and Jorgensen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Attached hereto as Exhibit 16.1 is a letter from Jorgensen stating whether he agrees with the statements made by the Company in this Form 10-K.

    On March 9, 2001, the Board of Directors of the Company selected Tauber & Balser, P.C., as the independent public accountants to examine the financial statements of the Company for fiscal year 2000. The Company has not consulted with Tauber & Balser, P.C. prior to its engagement regarding (i) either the application of accounting principles to a specific transaction, either completed or prosposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event within the meaning of Item 304(a)(1) of Regulation S-K.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE  OFFICERS,   PROMOTERS   AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The following table sets forth the name, age and positions of our directors, officers, executive officers and key employees.

                                                                     OFFICER
     NAME                        AGE  DIRECTOR OR POSITION            SINCE
     ----                        ---  --------------------          --------
     Duncan J. Kennedy           36   President, Chief Executive
                                      Officer and Director              1988
     Steven Bennet               38   Chief Financial Officer           2000
     Robert Levine               61   Director                          2000
     Patrick Soquet              39   Director                          1998
     Thomas J.L. Williams        22   Director                          1999
     William R. Woodward         41   Director                          2000

    DUNCAN KENNEDY, President, Chief Executive Officer, and Director. Mr. Kennedy is a co-founder of Tribeworks and has served as President, Chief Executive Officer and Director since our inception in August 1998. From December 1997 to July 1998, Mr. Kennedy served as Senior Vice President of business development at Mjuice.com, a distributor of syndicated digital music. From March 1997 to November 1997, Mr. Kennedy was Senior Vice President, Business Development at MYCD, a distributor of digital music. From January 1990 to February 1997, Mr. Kennedy worked at Apple Computer, Inc. where he held various positions, the most recent of which was Senior Manager. Mr. Kennedy holds a B.S. from the University of British Columbia.

    STEVEN BENNET, Chief Financial Officer. Mr. Bennet joined Tribeworks in April 1999, and served as CFO until June 2000. He rejoined Tribeworks from October 15, 2000 through December 31, 2000, and served as interim-CFO. He is also the principal of Bodega Partners, a consulting firm in Palo Alto, California that he co-founded in 1994. He is also an instructor at the University of California at Berkeley, teaching a business course he designed, "Financing the Software Venture." He has held the positions of President, COO, CFO, and VP of Business Development at several early stage technology ventures. Prior to forming Bodega Partners, he was product manager at IMS, Senior
Financial Analyst at Digital Microwave Corporation, and tax consultant with Arthur Andersen. Mr. Bennet holds a B.S. in Economics from the Wharton School of the University of Pennsylvania and an MBA from UCLA. He is a licensed CPA.

    ROBERT LEVINE, Director. Mr. Levine has served as a director of Tribeworks since May 2000. Since 1994, Mr. Levine has provided organizational change, merger and acquisition, litigation support and valuation consulting services to a variety of clients. Mr. Levine holds a BS degree in accounting and a LLB (JD) degree in law from the University of Virginia. He is a licensed Certified Public Accountant in California.

    PATRICK SOQUET, Director. Mr. Soquet is a co-founder of Tribeworks and has served as Director since our inception in August 1998. From February 1998 through July 1998, Mr. Soquet was self-employed as a software developer. From January 1990 to January 1998, Mr. Soquet served as consultant to Arborescence, a French software development company, and Havas Interactive, a European software company. Mr. Soquet holds a Masters Degree from the ENSAV de La Cambre in Belgium.

    THOMAS J.L. WILLIAMS, Director. Mr. Williams has served as a director of Tribeworks since November 1999. Since December 1998, Mr. Williams has been a principal and Managing Director of Talisman Venture Partners, Ltd., a technology consulting firm. From April 1997 to May 1998, Mr. Williams was at Whalen Beliveau & Associates, a Canadian Investment Banking Firm. From December 1996 to March 1997, Mr. Williams was at Maple Leaf Financial Corp., a Canadian Investment Banking Firm. From January 1996 to August 1996 Mr. Williams was at MultiActive Software.

    WILLIAM R. WOODWARD, Director. Mr. Woodward has served as a Director of Tribeworks since September 2000. He is chairman and founder of Pulse
Entertainment. In 1994 he co-founded Launch Media, a leading Internet music publisher. Mr. Woodward founded Paracomp in 1987, which merged with Macromind in 1991 to form what is now known as Macromedia.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file certain reports regarding ownership of, and transactions in, the Company's securities with the Securities and Exchange Commission (the "SEC"). Such officers, directors and 10% stockholders are also required by SEC rules to furnish the Company with copies of all Section 16(a) forms that they file.

    Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the company pursuant to Rule 16(a)-(e) and Forms 5 and amendments thereto furnished to the company with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-K stating that no Forms 5 were applicable to the company's officers, directors and 10% stockholders were complied with, except a late filing of a Form 3 by Duncan Kennedy, Keepsake SPRL, Patrick Soquet, Gilbert Amar, Robert Levine, and William
R. Woodward a failure to file a Form 3 by Thomas J.L.Williams, resulting in a stock issuance not being reported, a late filing of a Form 4 by Keepsake S.P.R.L., Patrick Soquet, and Gilbert Amar, and a failure to file a Form 4 by Robert Levine, resulting in one option grant not being reported.

ITEM 10.   EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

    One Director, Robert Levine, currently receives a fee of $1,000 for each board of director's meeting that he attends, and has received stock option grants to purchase a total of 40,000 shares of common stock. Another Director, William R. Woodward, receives stock compensation for serving as a Director. See "Item 5. Market for Common Equity and Related Stockholder Matters" in this filing for information on Mr. Woodward's compensation for his directorship. The other Directors do not receive any compensation for their services as members of the board of directors. Members are reimbursed for expenses in connection with attendance at board of directors and committee meetings. Directors are eligible to participate as optionees under our 1999 Stock Option Plan.


EXECUTIVE COMPENSATION

    The following table provides certain summary information concerning compensation of our executive officers. No other current executive officer received annual salary and bonus in excess of $100,000 for the year ended December 31, 2000.


                           SUMMARY COMPENSATION TABLE

- ------------------------------------------------------------------------------------------------------------------------------------
                                                ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
                                           ----------------------------------- -----------------------------------------------------
                                                                   OTHER        RESTRICTED    SECURITIES
                                                                   ANNUAL         STOCK       UNDERLYING
                                                                 COMPENSATION    AWARD(S)      OPTIONS/      LTIP        ALL OTHER
                                           SALARY        BONUS                                   SARS        PAYOUTS    COMPENSATION
                                   YEAR     ($)          ($)        ($)            ($)           (#)          ($)          ($)
NAME AND PRINCIPAL POSITION(A)     (B)      (C)          (D)        (E)            (F)           (G)          (H)          (I)
- ------------------------------------------------------------------------------------------------------------------------------------
Duncan Kennedy, President,        2000     $126,583       --         --             --           --           --            --
Chief Executive Officer, and
Director
                                 ---------------------------------------------------------------------------------------------------
                                   1999    $101,750       --         --             --         100,000        --            --
- ------------------------------------------------------------------------------------------------------------------------------------



                        OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning grants of stock options to each of the executive officers named in the compensation table above during fiscal year 2000. All options granted to these executive officers in the last fiscal year were granted under our 1999 Plan. The percent of the total options set forth below is based on an aggregate of 746,000 options granted to employees during fiscal year 2000. All options were granted at a fair market value as determined by our Board of Directors on the date of grant.



                                                                       % OF TOTAL
                                                                         OPTIONS
                                                        NUMBER OF      GRANTED TO
                                                       SECURITIES       EMPLOYEES       EXERCISE
                                                       UNDERLYING       IN FISCAL         PRICE      EXPIRATION
     NAME AND PRINCIPAL POSITION                         OPTIONS          YEAR           ($/SH)         DATE
     ---------------------------                    ---------------  --------------   -----------  ------------
     Duncan  Kennedy,  President,  Chief Executive         0                0             --             --
     Officer, and Director



                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR END OPTION VALUES

    The following table sets forth information concerning option exercises in fiscal 2000 and exercisable and unexercisable stock options held by the executive officers named in the summary compensation table at December 31, 2000. The value of unexercised in-the-money options is based on a value of $1.00 per share, the fair market value of our common stock as of December 31, 2000, as determined by our board of directors minus the actual per share exercise prices, multiplied by the number of shares underlying the option. All options were granted under the 1999 Plan.


                                                                   NUMBER OF SECURITIES                VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED              IN-THE-MONEY OPTIONS AT
                                 SHARES                                 OPTIONS AT                            F-Y END
                                ACQUIRED        VALUE                     F-Y END                               ($)
NAME AND PRINCIPAL                 ON         REALIZED   ----------------------------------- ------------------------------------
POSITION                        EXERCISE       ($)(1)        EXERCISABLE       UNEXERCISABLE     EXERCISABLE        UNEXERCISABLE
- ----------------------        ------------  -----------  ------------------ ---------------- ------------------  ----------------
Duncan Kennedy, President,        10,000      $16,900           90,000              --             $84,600               --
Chief
Executive Officer and
Director
- ------------

(1) Represents the difference between (a) the exercise price and (b) the fair market value of the common stock on the date of exercise. The fair market value of the common stock as of December 31, 1999 was $1.75 per share as determined by the Board of Directors.

CHANGE OF CONTROL ARRANGEMENTS

    Upon consummation of the Recapitalization, each of Duncan Kennedy, Gilbert Amar and Keepsake exchanged their shares of California Tribeworks common stock for shares of our Common Stock pursuant to Restricted Stock Purchase Agreements. Each of these agreements provided for Company's repurchase rights of the shares upon termination of each of these person's employment. Duncan Kennedy received 2,022,759 shares of Common Stock; we had the right to repurchase 500,000 as of the consummation of the Recapitalization. Gilbert Amar received 3,034,037 shares of our Common Stock; we had the right to repurchase 750,000 of those shares as of the consummation of the Recapitalization. Keepsake received 3,034,037 shares of Common Stock; we had the right to repurchase 750,000 of those shares as of the consummation of the Recapitalization. Each of these agreements provided that upon a change of control, the lapsing of the repurchase right will be accelerated such that our repurchase right with respect to 100% of the Common Stock would lapse.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth information regarding the beneficial ownership of our common stock at March 31, 2001, by (i) each of our directors and named executive officers; (ii) all of our directors and executive officers as a group, and (iii) each person or group known to us to own beneficially more than 5% of the outstanding common stock.

                                                     AMOUNT AND
                                                      NATURE OF
     NAME AND ADDRESS OF                             BENEFICIAL      PERCENT OF
     BENEFICIAL OWNER(1)                              OWNERSHIP         CLASS
     ------------------------                     ---------------    ----------
     Duncan J. Kennedy (2)                           1,622,760          9.14%
     Patrick Soquet (3)                              2,284,038         12.87%
     Steven Bennet (4)                                  54,537          0.31%
     Thomas J.L. Williams (5)                          300,000          1.69%
     Robert Levine (6)                                  31,390          0.18%
     William R. Woodward (7)                           414,166          2.33%
     All Directors and Officers                      4,706,891         26.53%
         As a Group (5 persons)
     Gilbert Amar (8)                                2,384,038         13.44%
     Daniel Hodges (9)                               2,000,000         11.27%

(1) Unless otherwise noted, the address of each of the named directors and officers individuals is: c/o Tribeworks, Inc., 988 Market Street,
    San Francisco, CA 94102.

(2) Includes 90,000 shares issuable upon the exercise of options that are immediately exercisable.

(3) All of the shares are owned of record by Keepsake, a Belgian entity owned by Mr. Soquet.

(4) Includes 32,537 shares that are owned by "Steven Bennet and Leslie Dorosin, trustees of the Bennet/Dorosin Family Trust established September 10, 1999, as community property" of which Mr. Bennet is a trustee, and also includes 22,000 shares issuable upon the exercise of options that are exercisable within 60 days of March 31, 2001.

(5) All of the shares are owned by Talisman Venture Partners Ltd., of which Mr. Williams is a principal and Managing Director. Mr. Williams's address is #51-1101 Nicola Street, Vancouver, B.C., CANADA, V6G 2E3.

(6) Includes 30,000 shares issuable upon the exercise of options that are exercisable with 60 days of March 31, 2001.

(7) Includes warrants to purchase 126,666 shares of common stock that are exercisable within 60 days of March 31, 2001.

(8) Includes 100,000 shares issuable upon the exercise of options that are immediately exercisable.

(9) Mr. Hodges's address is 505 N. Indian Trail, Tucson, AZ 85759.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    TALISMAN CONSULTING AGREEMENT

    In August 1999, we entered into a Consulting Agreement with Talisman Venture Partners Ltd. Thomas Williams, one of our directors, is a principal and Managing Director of Talisman Venture Partners. Under that agreement, we agreed to appoint Mr. Williams as one of our Directors after the Recapitalization. We also agreed to issue to Talisman Venture Partners 300,000 shares of our Common Stock upon consummation of the Recapitalization, which would vest over a three-year period, according to the following schedule: in the event that no claims are made against California Tribeworks' shareholders, 200,000 shares are released in November 2000, 50,000 shares are released in November 2001, and 50,000 shares are released in November 2002. In March 2001, we agreed to vest the remaining 100,000 shares when Mr. Williams resigned from our Board of Directors. We also had agreed to compensate Talisman Venture Partners in the amount of $5,000 per month for strategic consulting for Tribeworks through August 2001 for the period during which services were to be provided. No such services had been provided as of December 31, 2000, and we do not anticipate that such services will be provided in the future.

    KEEPSAKE SOFTWARE AGREEMENT

    In November 1999, we entered into the Keepsake Software Agreement. Pursuant to that agreement, we purchased all of the right, title and interest to the iShell software from Keepsake, a Belgian entity wholly owned by Mr. Soquet, one of our directors, and Mr. Amar. Under that agreement, Keepsake received warrants to purchase 181,818 shares of our Common Stock at an exercise price of $0.33 per share and $60,000 in cash. Under that agreement, Mr. Amar received warrants to purchase 121,212 shares of our Common Stock at an exercise price of $0.33 per share and $40,000 in cash. Keepsake agreed to perform software development services for the Company for a period of 12 months. Keepsake receives $9,000 per month as compensation for services rendered. In November 2000, we entered into Amendment No. 1 to the Keepsake Software Agreement, where we extended the term of the original agreement by 12 months, and amended certain other terms of the agreement. Keepsake and Mr. Amar sold the warrants issued under the Keepsake Agreement on December 8, 2000 to a third party, Harmuss IX LTDA, for $0.05 per share.

    GF CONSULTING CORP AGREEMENT

    We entered in a contract in September 2000 with GF Consulting Corp (GF), a Canadian entity wholly owned by Gary Freeman, to assist the company with its fund raising efforts. See "Item 5. Market for Common Equity and Related Stockholder Matters" in this filing for information on GF Consulting Corp's compensation under the Consulting Agreement.

    WILLIAM R. WOODWARD BOARD OF DIRECTOR'S APPOINTMENT

    We elected a new Director, William R. Woodward, to our Board of Directors on October 5, 2000. Mr. Woodward has been engaged primarily to address the issue of raising additional funds. See "Item 5. Market for Common Equity and Related Stockholder Matters" in this filing for information on Mr. Woodward's compensation for his directorship.

                                     PART IV

ITEM 13.         EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS
    -------      -----------------------
      2.1        Form  of  Agreement  of  Merger  between  Tribeworks,  Inc.,  a
                 California corporation, and Tribeworks Acquisition corporation, dated  November 2, 1999  (Incorporated  by reference to Exhibit
                 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.1        Articles of Incorporation  of Tribeworks,  Inc., a Delaware
                 Corporation  (Incorporated  by  reference to Exhibit 3.1 to the
                 Registrant's Form 10-SB/A filed July 10, 2000).
      3.2        Bylaws of Tribeworks,Inc., a Delaware Corporation (Incorporated
                 by  reference to Exhibit 3.2 to the  Registrant's  Form 10-SB/A filed July 10, 2000).
     10.1        Software   Agreement  by  and  between   Tribeworks,   Inc.,  a
                 California  corporation,  Keepsake SPRL, and Gilbert Amar dated
                 November 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
     10.2        Amendment No.1 to Software Agreement by and between Tribeworks,
                 Inc., a Delaware Corporation, Keepsake SPRL, and Gilbert Amar dated November 2, 2000
     15.1        Letter on Unaudited Interim Financial Information (Incorporated
                 by reference to Exhibit 15.1 to the Registrant's Form 10-QSB filed August 11, 2000).
     16.1        Letter dated March 28, 2001 by W. Alan  Jorgensen to Securities and Exchange  Commission
     24.1        Power  of  Attorney  (appears  on  the  signature  page of this report).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TRIBEWORKS, INC.


                                               By: /s/ROBERT C. DAVIDORF
                                                   -----------------------------
                                                      ROBERT C. DAVIDORF
                                                      CHIEF FINANCIAL OFFICER

Date:  APRIL 2, 2001


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert C. Davidorf and Duncan John Kennedy, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   SIGNATURE                 TITLE                              DATE
   ---------                 -----                              ----

/s/ DUNCAN J. KENNEDY        CHIEF EXECUTIVE OFFICER            April 2, 2001
- ----------------------
    DUNCAN J. KENNEDY        (Principal Executive Officer)



/s/ ROBERT C. DAVIDORF       CHIEF FINANCIAL OFFICER            April 2, 2001
- -----------------------
    ROBERT C. DAVIDORF       (Principal Financial and
                              Accounting Officer)



/s/ PATRICK SOQUET           Director                           April 2, 2001
- -------------------
    PATRICK SOQUET



/s/ ROBERT LEVINE            Director                           April 2, 2001
- ------------------
ROBERT LEVINE



/s/ WILLIAM R. WOODWARD      Director                           April 2, 2001
- ------------------------
    WILLIAM R. WOODWARD



/s/ MICHAEL S. DOHERTY       Director                           April 2, 2001
- -----------------------
    MICHAEL S. DOHERTY

EXHIBIT INDEX

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS
    -------      -----------------------
      2.1        Form  of  Agreement  of  Merger  between  Tribeworks,  Inc., a
                 California corporation, and Tribeworks Acquisition corporation, dated  November 2, 1999  (Incorporated  by reference to Exhibit
                 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.1        Articles  of  Incorporation  of  Tribeworks,  Inc., a  Delaware
                 Corporation  (Incorporated  by  reference to Exhibit 3.1 to the
                 Registrant's Form 10-SB/A filed July 10, 2000).
      3.2        Bylawsof Tribeworks, Inc., a Delaware Corporation (Incorporated
                 by  reference to Exhibit 3.2 to the  Registrant's  Form 10-SB/A filed July 10, 2000).
     10.1        Software Agreement by and between Tribeworks,Inc., a California corporation,  Keepsake  SPRL,  and Gilbert Amar dated  November
                 1999   (Incorporated  by  reference  to  Exhibit  10.1  to  the
                 Registrant's Form 10-SB/A filed July 10, 2000).
     10.2        Amendment No.1 to Software Agreement by and between Tribeworks,
                 Inc., a Delaware Corporation, Keepsake SPRL, and Gilbert Amar dated November 2, 2000
     15.1        Letter on Unaudited Interim Financial Information (Incorporated
                 by reference to Exhibit 15.1 to the Registrant's Form 10-QSB filed August 11, 2000).
     16.1        Letter dated March 28, 2001 by W. Alan Jorgensen to  Securities and Exchange  Commission
     24.1        Power  of  Attorney (appears  on  the  signature  page  of this report).