Form 10QSB
period 2001-03-31
TRIBEWORKS INC
filed 2001-05-21
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 March 31, 2001
                         ------------------------------
                         For the quarterly period ended

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from          N/A           to              N/A
                               ---------------------        --------------------


                                    000-28675
                             ----------------------
                             Commission File Number


                                Tribeworks, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Delaware                                            94-3370795
---------------------------------                           --------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


988 Market Street, San Francisco, CA                               94102
---------------------------------------                     --------------------
(Address of principal executive offices)                       (Zip Code)


                                 (415) 674-5555
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes     [ ] No


       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on March 31, 2001: 17,428,668 shares.

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

                                TRIBEWORKS, INC.
                    FIRST QUARTER 2001 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I.    FINANCIAL INFORMATION
--------------------------------

Item 1.  Consolidated Financial Statements

         Unaudited Consolidated Balance Sheet
         March 31, 2001                                                       3

         Unaudited Consolidated Statements of Operations
         Three Months Ended March 31, 2001 and 2000                           4

         Unaudited Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2001 and 2000                           5

         Notes to Unaudited Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8


PART II.   OTHER INFORMATION
----------------------------

Item 2.  Changes in Securities                                               10

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.

                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2001

                                                  ASSETS

   Current Assets
   Cash                                                              $   93,403
   Accounts receivable, net
                                                                         33,904
   Supplies
                                                                          3,893
   Prepaids and deposits
                                                                         61,121
     Total Current Assets                                               192,320
                                                                     -----------

Other Assets
   Equipment, net of accumulated depreciation of                     $   16,119
                                                                         32,476
   Technology license, net of accumulated amortization of            $   61,762
                                                                         68,238
   Note receivable, employee
                                                                          5,227
                                                                        105,941

TOTAL ASSETS                                                         $  298,261
                                                                     ===========

                                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                  $  369,026
   Accrued expenses                                                     109,849
   Due to shareholders
                                                                          6,232
   Deferred revenue                                                     245,464
   Note Payable                                                         100,000
                                                                     -----------
     Total Current Liabilities                                          830,571
                                                                     -----------

Stockholders' Deficit
   Preferred stock: 50,000,000 shares authorized, none issued
   Common stock: 200,000,000 shares authorized, $.0001 par
     value, 17,428,668 shares issued and outstanding
                                                                          1,746
   Additional paid-in capital                                         3,179,886
   Unearned compensation                                               (203,411)
   Accumulated deficit                                               (3,510,531)
                                                                     -----------
     Total Stockholders' Deficit                                       (532,310)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  298,261
                                                                     ===========

                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                          Three Months Ended March 31,
                                               2001          2000
                                           -----------    -----------

REVENUES                                   $   236,641    $   164,863

COST OF SALES                                  140,557         32,858
                                           -----------    -----------
GROSS PROFIT                                    96,084        132,005
                                           -----------    -----------

OPERATING EXPENSES
   Product support                              29,285         19,938

   Product development                          74,075         90,475

   Sales and marketing                         100,556        158,760

   General and administrative                  302,857        159,643
                                           -----------    -----------
                                               506,773        428,816
                                           -----------    -----------

LOSS FROM OPERATIONS                          (410,689)      (296,811)

INCOME TAXES                                         -              -
                                           -----------    -----------

NET LOSS                                   $  (410,689)   $  (296,811)
                                           ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE    $     (0.02)   $     (0.02)
                                           ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                          17,290,917     16,397,500
                                           ===========    ===========




                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Three Months Ended March 31,
                                                                 2001           2000
                                                              ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                   $(410,689)     $(296,811)
                                                              ---------      ---------
   Adjustments:
      Depreciation and amortization                              26,089         11,966
      Common stock issued for services                           37,656              -
      Amortization of unearned compensation                      47,114              -
      Changes in:
         Accounts receivable                                      5,793        (51,508)
         Other receivables, prepaids and deposits                 7,316        (27,457)
         Supplies                                                (7,891)             -
         Note receivable, employee                                  395              -
         Accounts payable                                       174,585        (83,884)
         Deferred revenue                                        50,770        (13,304)
         Other liabilities                                       14,911         (3,181)
                                                              ---------      ---------
            Total adjustments                                   356,738       (167,368)
                                                              ---------      ---------
      Net cash used in operating activities                     (53,951)      (464,179)
                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                        (15,679)        (8,830)
   Purchase of technology license                                     -        (11,687)
                                                              ---------      ---------
      Net cash used by investing activities                     (15,679)       (20,517)
                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                        50,000        735,000
   Proceeds from issuance of note payable                       100,000              -
                                                              ---------      ---------
      Net cash provided by financing activities                 150,000        735,000
                                                              ---------      ---------

NET (DECREASE) INCREASE IN CASH                                  80,371        250,304

CASH, BEGINNING OF PERIOD                                        13,033        157,353
                                                              ---------      ---------

CASH, END OF PERIOD                                           $  93,403      $ 407,657
                                                              =========      =========


NOTE A - NATURE OF BUSINESS AND ORGANIZATION
--------------------------------------------

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


NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------------------------------------------------

BASIS OF CONSOLIDATION

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

EQUIPMENT

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

NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
-----------------------------------------------------------------------------

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

COMPENSATED ABSENCES

The Company accrues vacation pay for all full-time employees.

SOFTWARE DEVELOPMENT COSTS

The Company expenses all software development costs in the period the costs are incurred.

STOCK-BASED AWARDS

The Company accounts for stock based awards to employees under its "Equity Incentive Plan" as non-compensatory in accordance with Accounting Principles Board Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES."

FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments will be included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). For the quarter ended March 31, 2001, translation adjustments based on the transactions of Tribeworks Japan were immaterial to the consolidated balance sheet, results of operations, and cash flows.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS.

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

MANAGEMENT'S DISCUSSION

Our strategy is to continue to expand our Tools business and Enterprise business. Tools customers license our iShell(R) multimedia application authoring tool by paying an annual membership fee to use our iShell software and supplemental products and services. Enterprise customers, usually large corporations that require development of complex multimedia applications, license customized versions of our software for a fixed fee or on a per unit basis. Enterprise customers also pay for professional engineering services performed by Tribeworks' employees and consultants. During the three-month period ending March 31, 2001, we recognized revenue from three Enterprise customers. We are continuing to grow our revenue base while at the same time cutting operating costs. For the quarter ended March 31, 2001, cash used in operating activities was $53,951, compared to $407,657 for the quarter ended March 31, 2000.

ANALYSIS OF OPERATIONS

REVENUES

Revenues were $236,641 for the quarter ended March 31, 2001, an increase of 44% over revenues of $164,863 for the quarter ended March 31, 2000. The Tools Business, which includes sales of memberships, and sales of books and 3rd party plug-ins from the Tribeworks website, grew in the first quarter of 2001 by 37% to $89,968, compared with $65,613 for first quarter of 2000. The increase was primarily due to membership renewals and increased acceptance and awareness of our iShell application authoring tool. The Enterprise business grew in 2001 by 48% to $146,673, compared with $99,250 for 2001. Enterprise revenues for the first quarter of 2001 consisted of $128,339 in professional services revenues and $18,333 in licensing revenues, compared with $99,250 in professional services revenues and no licensing revenues in the first quarter of 2000. The Enterprise business was substantially initiated in 2000. International revenues, which consist of sales to foreign customers, represented 47% of revenues for the first quarter of 2001, compared to 44% of revenues for the first quarter of 2000. The Company's revenues from Japanese customers increased to 33% of total revenues in 2001 from 0% in 2000.

COST OF SALES

Cost of sales includes royalties paid to third parties for licensed technology, amortization costs related to acquired technology, costs associated with order fulfillment, and costs associated with customer development services. Cost of sales was $140,557 for the quarter ended March 31, 2001, up from $32,858 for the quarter ended March 31, 2000. The increase was due to an increase in sales volume in the Tools businesses and increased custom development services in the Enterprise business. Gross margins decreased on a percentage basis from 80% for the first quarter of 2000 to 41% for the first quarter of 2001. This is because we performed more custom development services in the Enterprise business for the first quarter of 2001 relative to the first quarter of 2000. We believe that our gross margins in the Enterprise business will improve if we are able to sell more software licenses relative to custom development, which we believe will occur as our product suite matures for our Enterprise markets.

OPERATING EXPENSES

Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $29,285 and $19,938 for the quarters ended March 31, 2001 and March 31, 2000, respectively, reflecting the addition of one customer support person. As a percentage of Tools sales, product support expenses were 33% and 30% for 2001 and 2000, respectively.

Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $74,075 and $90,475 for the quarters ended March 31, 2001 and 2000, respectively. This decrease reflects the assignment of several software engineers to billable custom development projects.

Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $100,556 and $158,760 for the quarters ended March 31, 2001 and 2000, respectively. This decrease reflects a reduction in personnel in the sales and marketing areas. We reduced headcount in these areas because we are positioning the Company toward profitability. We do not believe that such reductions adversely affected our sales efforts, and in fact believe these reductions allowed our current sales team to become more focused on closing sales deals.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $302,857 and $159,643 for the quarters ended March 31, 2001 and 2000, respectively. The increase was due primarily to equity compensation for certain directors and consultants, which totaled $84,770 for the quarter, the growth in administrative infrastructure, including the hiring a full-time Chief Financial Officer, as well as an increase in legal and insurance costs.

PROVISION (BENEFIT) FOR INCOME TAXES

We recorded no tax provision for the quarters ended March 31, 2001 or March 31, 2000.

NET INCOME/LOSS

Net loss was $410,689 for the quarter ended March 31, 2001, compared to a net loss of $296,811 for the quarter ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had cash and cash equivalents of $93,403 compared to $407,657 at March 31, 2000.

The Company's capital requirements have been, and will continue to be, significant. Since inception, the Company has financed its operations through issuance of stock and revenues in the Tools and Enterprise businesses. Through March 31, 2001, the Company had raised $2,672,656 from the sale of stock. At March 31, 2001, the principal source of liquidity for the Company was $93,403 of cash and cash equivalents.

For the quarters ended March 31, 2001 and 2000, cash used in operating activities was $53,951 and $464,179 respectively. The decrease was due primarily to increased revenues, cost-cutting measures, and an increase in accounts payable.

Cash used in investing activities for the quarters ended March 31, 2001 and 2000 was $15,679 and $20,517, respectively. Expenditures were for equipment purchases and leasehold improvements associated with an office move in 2001 and for equipment purchases in 2000.

Cash provided by financing activities for the quarters ended March 31, 2001 and 2000 was $150,000 and $735,000, respectively. Cash inflow during the quarter ended March 31, 2001 was from the issuance of a convertible note and a sale of our stock, via a direct stock sale. Cash inflow for the quarter ended March 31, 2000 was from stock sales.

We anticipate that we do not have sufficient funds to enable us to maintain our operations for the next twelve months unless we become profitable or raise additional funds from investors. We cannot make assurances that we will become profitable or that investment funds will be available to us or available on commercially reasonable terms. We do not expect to devote substantial capital resources to additional hiring of personnel if more funds do not become available to us. In addition, the inability to obtain sufficient funds from operations and external sources would have a material adverse effect on our business, results of operations, and financial condition.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.


We made the following recent sales of unregistered sales of the Company's Common Stock during the quarter ended March 31, 2001:



                                      NAME OF                           PERSONS OR CLASS OF
TRANSACTION       AMOUNT OF       UNDERWRITER OR     CONSIDERATION        PERSONS TO WHOM           EXEMPTION FROM
   DATE        SECURITIES SOLD    PLACEMENT AGENT      RECEIVED       THE SECURITIES WERE SOLD    REGISTRATION CLAIMED

   1/05/01      29,167 Shares          None              (1)             William R. Woodward             (1)
   1/19/01      15,840 Shares          None              (2)             GF Consulting Corp              (2)
   2/19/01      15,840 Shares          None              (2)             GF Consulting Corp              (2)
   2/21/01     200,000 Shares          None           $50,000.00         William R. Woodward             (3)
   3/19/01      15,840 Shares          None              (2)             GF Consulting Corp              (2)


(1) We elected a new Director, William R. Woodward, to our Board of Directors on October 5, 2000. Mr. Woodward, an entrepreneur with experience building multimedia software companies, has been engaged to provide guidance to the Company on a wide range of issues, especially in raising capital. He received the following compensation for service on the Board of Directors: 700,000 shares of Tribeworks restricted common stock, to be issued pro rata over a period of two years, and a warrant to purchase up to 125,000 shares of common stock at $1.75 per share. At March 31, 2000, 58,333 of the 700,000 shares had been issued. The 125,000 warrants will vest if Mr. Woodward (or his contact) has either introduced participants to the Company, or played an active role in negotiating the terms of the arrangements of future financings. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act. During the first quarter of 2001, Mr. Woodward's compensation was restructured such that the 612,500 shares of restricted stock that remained unissued at February 5, 2001 were cancelled, and Mr. Woodward was issued a Warrant to purchase 612,500 shares of the Company's common stock at $0.375 per share that vests pro rata over 21 months. No change was made to the warrant to purchase 125,000 shares of common stock.

(2) In September 2000, we entered into a contract with GF Consulting Corp (GF), a Canadian entity wholly owned by Gary Freeman, to assist the company with its fund raising efforts. The Company issued GF 47,520 shares of common stock during the first quarter of 2001. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act.

(3) On February 21, 2001, we sold 200,000 shares of common stock at a price of $0.25 per share to William R. Woodward, who is a member of our Board of Directors. In conjunction with his investment, on February 21, 2001 we also issued Mr. Woodward a warrant to purchase 10,000 shares of our common stock at an exercise price of $0.01 per share. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act of 1933, as amended (the "Securities Act").



On January 1, 2001, we elected a new Chief Financial Officer, Robert C. Davidorf. Prior to joining Tribeworks, Mr. Davidorf served as General Manager of the San Francisco office for Los Angeles-based ARTISTdirect, Inc., where he oversaw the group responsible for digital music distribution efforts. Prior to ARTISTdirect, Mr. Davidorf founded Mjuice.com, an Internet technology company focusing on the secure delivery of MP3 music files, later sold to ARTISTdirect. Mr. Davidorf served as the CFO and sat on the Board of Directors. Before founding Mjuice.com, Mr. Davidorf served as Controller and interim-CFO of Oceania, Inc., a software company, and prior to that as a Consultant for the Corporate Finance, Recovery & Disputes division of Price Waterhouse, LLP. Mr. Davidorf Graduated Magna Cum Laude with a Bachelor of Science in Economics from The Wharton School at The University of Pennsylvania in Philadelphia and is a Certified Public Accountant. We issued Mr. Davidorf 180,000 stock options that vest pro rata over 18 months, and a warrant to purchase 180,000 shares of common stock at an exercise price of $0.375 that vest pro rata over 18 months beginning July 1, 2002. Vesting for the options and warrants ceases if Mr. Davidorf ceases to be an employee of the Company.

On January 21, 2001, we issued a convertible note to Licross Inc., a business partner in Japan, in the amount of $100,000. The note accrues interest at a rate of 10% per annum and will convert to common stock if the Company achieves certain financing milestones. There are no beneficial conversion interests included in the convertible note agreement. We may prepay the note at any time. If not previously converted or prepaid, the principal amount of the note plus accrued interest is due and payable after January 4, 2003 upon written demand by the note holder. In conjunction with the issuance of this note, we also issued Licross Inc. a warrant to purchase 10,000 shares of common stock at an exercise price of $0.01 per share. These securities were offered and sold pursuant to our exemption from registration under Rule 506, Regulation D of the Securities Act of 1933, as amended (the "Securities Act").

On March 9, 2001 we issued a warrant to purchase 700,000 shares of common stock at an exercise price of $0.375, to Michael Doherty, a member of our board of directors. The right to purchase 100,000 shares vested as of March 9, 2001, and the right to purchase 600,000 shares vest pro rata over 30 months. Vesting for the warrants ceases if Mr. Doherty ceases to be a Director of the

Company. Mr. Doherty has been engaged to take the lead role in Tribeworks' financing efforts. Mr. Doherty filled the board seat vacated by Thomas J.L. Williams on March 5, 2001. Mr. Doherty is President and Chief Executive Officer of Doherty & Company, LLC, a firm specializing in venture capital and private equity for early stage companies. Mr. Doherty has over 20 years of experience in international and domestic corporate finance and institutional private equity. Most of his career was spent in New York with Arnhold & S. Bleichroeder, Inc., a private international investment bank. More recently, Mr. Doherty was a Senior Managing Director with Spencer Trask Securities, Inc. Mr. Doherty serves on the board of public and private companies, including those of ACLN Limited (NASDAQ:
ACLNF), Xycom Automation, Inc., and IPAXS Corporation.

We granted options to purchase 265,000 shares of common stock during the first quarter of 2001 to 5 employees and 2 consultants, at an exercise price of between $0.25 and $0.375 per share. Vesting periods varied between 18 and 24 months. These options were granted pursuant to our 1999 Equity Incentive Plan (the "1999 Plan"), which was approved by our Board of Directors and our stockholders in December 1999. Such grants were exempt from registration under the Securities Act pursuant to Rule 701. Our 1999 Plan provides for the grant to our employees, including officers and employee Directors, of incentive stock options within the meaning of Section 422 of the Internal Revenue Code and for the grant of nonstatutory stock options and restricted stock awards to our employees, Directors and consultants. Our 1999 Plan is currently administered by the Board of Directors, which selects the optionees, determines the number of shares to be subject to each option, and determines the exercise price of each option. Our 1999 Plan authorizes the issuance of an aggregate of up to 1,600,000 shares of our common stock. The exercise price of all incentive stock options granted under our 1999 Plan must be at least equal to the fair market value of our common stock on the date of grant. The exercise price of all nonstatutory stock options granted must be at least equal to 85% of the fair market value on the date of grant. With respect to any participant who owns stock possessing more than 10% of the total combined voting power of all classes of our stock, the exercise price of any incentive option and nonstatutory option granted must equal at least 110% of the fair market value on the grant date. The term of the options granted under our 1999 Plan may not exceed ten years. Stock purchase rights may be issued either alone or in addition to other awards under the 1999 Plan. Unless otherwise specified in the stock purchase right award, the Company will have a repurchase right exercisable upon the voluntary or involuntary termination of the grantee with the Company for any reason. The repurchase right lapses at such rate as set forth in the stock purchase right award. With respect to stock purchase rights awards, the repurchase right lapses upon a change of control. Our 1999 Plan will terminate in 2009. Our Board of Directors has authority to amend or terminate our 1999 Plan, provided that such action will not impair the rights of the holder of any outstanding awards without the written consent of that holder.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are incorporated by reference into this report:

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS

      2.1 Form of Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition corpora-tion, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10,
                 2000).

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

     10.2 Amendment No. 1 to Software Agreement by and between Tribe-works, Inc., a Delaware Corporation, Keepsake SPRL, and Gilbert Amar dated November 2, 2000 (Incorporated by reference to Exhibit 10.2 to the Registrant's for 10-K filed April 2, 2001).

     15.1 Letter on Unaudited Interim Financial Information (Incorporated by reference to Exhibit 15.1 to the Registrant's Form 10-QSB filed August 11, 2000).

     16.1 Letter dated March 28, 2001 by W. Alan Jorgensen to Securities and Exchange Commission (Incorporated by reference to Exhibit
                 10.2 to the Registrant's for 10-K filed April 2, 2001).

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2001:

Current Report on Form 8-K (Item 4) filed with the Securities and Exchange Commission on April 16, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRIBEWORKS, INC.,
                                     a Delaware corporation

Date: May 21, 2001                   /s/ DUNCAN J. KENNEDY
                                     -----------------------------------------
                                         Duncan J. Kennedy,
                                         President and Chief Executive Officer

                                     /s/ ROBERT C. DAVIDORF
                                     ------------------------------------------
                                         Robert C. Davidorf,
                                         Chief Financial Officer