Form 10QSB
period 2001-06-30
TRIBEWORKS INC
filed 2001-08-20
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                 June 30, 2001
                         ______________________________
                         For the quarterly period ended


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from          N/A           to              N/A
                               _____________________        ____________________


                                   000-28675
                            _______________________
                            Commission File Number:


                                Tribeworks, Inc.
             ______________________________________________________
             (Exact name of small business issuer as specified in its charter)


               Delaware                                          94-3370795
_______________________________________                     ____________________
     (State or other jurisdiction                             (I.R.S. Employer
   of incorporation or organization)                         Identification No.)


988 Market Street, San Francisco, CA                               94102
_______________________________________                     ____________________
(Address of principal executive offices)                       (Zip Code)


                                 (415) 674-5555
              ____________________________________________________
              (Issuer's telephone number, including area code)


                                       N/A
________________________________________________________________________________
              (Former name, former address and former fiscal year,
                         if changed since last report)


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  X Yes      No
                                          ___      ___

       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on August 17, 2001: 17,628,668 shares.

Transitional Small Business Disclosure Format:   Yes    X   No
                                              ___      ___

                                TRIBEWORKS, INC.
                    SECOND QUARTER 2001 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Unaudited Consolidated Balance Sheet June 30, 2001                   3

         Unaudited Consolidated Statements of Operations
         Three Months and Six Months Ended June 30, 2001 and 2000             4

         Unaudited Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2001 and 2000                              5

         Notes to Unaudited Consolidated Financial Statements                 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                        8


PART II. OTHER INFORMATION

Item 5.  Other Information                                                   11

Item 6.  Exhibits and Reports on Form 8-K                                    11

Signatures                                                                   12

                          PART I - FINANCIAL STATEMENTS


ITEM 1.  FINANCIAL STATEMENTS.




                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2001



                                     ASSETS

Current Assets
   Cash                                                             $    95,697
   Accounts receivable, net                                              46,408
   Supplies                                                                 600
   Prepaids and deposits                                                 61,599
                                                                    -----------
     Total Current Assets                                               204,304
                                                                    -----------

Other Assets
   Equipment, net of accumulated depreciation of $19,796                 28,799
   Technology license, net of accumulated amortization of $72,968        57,032
                                                                    -----------
                                                                         85,831
                                                                    -----------
TOTAL ASSETS                                                        $   290,135
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                 $   387,736
   Accrued expenses                                                     144,238
   Due to shareholders                                                    6,232
   Deferred revenue                                                     431,227
   Note Payable                                                         100,000
                                                                    -----------
     Total Current Liabilities                                        1,069,433
                                                                    -----------

Stockholders' Deficit
   Preferred stock: 50,000,000 shares authorized, none issued
   Common stock: 200,000,000 shares authorized, $.0001 par
     value, 17,428,668 shares issued and outstanding                      1,746
   Additional paid-in capital                                         3,179,886
   Unearned compensation                                               (196,327)
   Accumulated deficit                                               (3,764,603)
     Total Stockholders' Deficit                                       (779,298)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   290,135
                                                                    ===========





                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                  Three Months Ended June 30,      Six Months Ended June 30,
                                     2001            2000            2001            2000
                                     ----            ----            ----            ----

REVENUES                          $   249,914     $   239,177     $   486,555     $   404,040

COST OF SALES                         143,320          43,417         283,877          76,275
                                  -----------     -----------     -----------     -----------

GROSS PROFIT                          106,594         195,760         202,678         327,765
                                  -----------     -----------     -----------     -----------

OPERATING EXPENSES

   Product support                     15,476          13,295          44,761          33,233

   Product development                 66,024         124,432         140,099         215,497

   Sales and marketing                 82,017         210,965         182,573         369,726

   General and administrative         197,150         264,051         500,007         423,105
                                  -----------     -----------     -----------     -----------
                                      360,667         612,743         867,440       1,041,561
                                  -----------     -----------     -----------     -----------

LOSS FROM OPERATIONS                 (254,073)       (416,983)       (664,762)       (713,796)

INCOME TAXES                                -             890               -             890
                                  -----------     -----------     -----------     -----------
NET LOSS                          $  (254,073)    $  (417,873)    $  (664,762)    $  (714,686)
                                  ===========     ===========     ===========     ===========

BASIC AND DILUTED LOSS PER
  COMMON SHARE                    $     (0.01)    $     (0.03)    $     (0.04)    $     (0.04)
                                  ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING        17,428,668      16,512,636      17,359,792      16,269,834
                                  ===========     ===========     ===========     ===========





                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Six Months Ended June 30,
                                                                 2001           2000
                                                              ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                   $(664,762)     $(714,686)
                                                              ---------      ---------
   Adjustments:
      Depreciation and amortization                              29,766         25,955
      Common stock issued for services                           37,656              -
      Amortization of unearned compensation                      54,198              -
      Changes in:
         Accounts receivable                                     (6,711)       (42,801)
         Other receivables, prepaids and deposits                (8,369)       (51,894)
         Supplies                                                10,609              -
         Note receivable, employee                                5,622              -
         Accounts payable                                       193,295        (98,956)
         Deferred revenue                                       236,533        (15,435)
         Other liabilities                                       49,299         (1,014)
                                                              ---------      ---------
            Total adjustments                                   601,899       (184,145)
                                                              ---------      ---------
      Net cash used in operating activities                     (62,863)      (898,831)
                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                         (4,473)       (52,253)
                                                              ---------      ---------
      Net cash used in investing activities                      (4,473)       (52,253)
                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                        50,000        983,864
   Proceeds from issuance of note payable                       100,000              -
                                                              ---------      ---------
      Net cash provided by financing activities                 150,000        983,864
                                                              ---------      ---------

NET INCREASE IN CASH                                             82,664         32,780

CASH, BEGINNING OF PERIOD                                        13,033        157,353
                                                              ---------      ---------

CASH, END OF PERIOD                                           $  95,697      $ 190,133
                                                              =========      =========


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

FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments will be included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). For the quarter ended June 30, 2001, translation adjustments based on the transactions of Tribeworks Japan were immaterial to the consolidated balance sheet, results of operations, and cash flows.

INCOME TAXES

The Company files a consolidated income tax return with its subsidiaries. No current provision for income taxes has been provided since the Company has sufficient net tax operating losses to offset any current taxable income. Deferred income tax assets at June 30, 2001 have been fully offset by a valuation allowance, as the Company has not demonstrated the sustained profitability necessary to record such asset.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements. We have sought to identify most risks to our business but cannot predict whether or to what extent any of such risks may be realized. There can be no assurance that we have identified all possible risks that might arise. Investors should carefully consider all such risks before making an investment decision with respect to the Company's stock.

MANAGEMENT'S DISCUSSION

During the 2nd quarter, the Company accomplished record sales, and had a cash flow positive quarter for the first time in our history. We accomplished these results through a combination of growth in our Japanese Enterprise business, growth in our Tools business, and significant cost reductions.

During the quarter, we continued to sell software and services to two categories of customers. Tools customers license our iShell(R) multimedia application authoring tool by paying an annual membership fee to use our iShell software and supplemental products and services. Enterprise customers, usually large corporations that require development of complex multimedia applications, license customized versions of our software for a fixed fee or on a per unit basis. Enterprise customers also pay for professional engineering services performed by Tribeworks' employees and consultants.

We plan to expand our Tools business and our Enterprise business. Specifically, we plan to grow our Tools business in the regulated way it has grown since we first launched our flagship software product iShell. We plan to accomplish this growth through ongoing addition of features to our core iShell product and through the direct sales method we have used since our initial iShell product launch. This sales method is based on a subscription model where an annual membership is required to use our products commercially. Using this sales method, we have been able to produce high renewal rates. Despite the problems in the technology sector of the economy, 82% of our Tools customers renewed their memberships during the second quarter of 2001. In general, we anticipate Enterprise business growth, particularly Enterprise professional services revenue, to be less predictable and "bumpier" than our Tools business revenue in the foreseeable future. The primary reason is that our Enterprise business has a smaller number of customers. For the three-month period ending June 30, 2001, we recognized revenue from four Enterprise customers. We expect to derive most of our Enterprise revenue for the last two quarters of 2001 from Japanese customers. We expect to continue to underwrite the cost of software research and development with money received from Enterprise customers. To date, all of our Enterprise customer contracts allow us to retain the intellectual property to new software created. In addition, we plan to focus our selling efforts in the Enterprise business on customers that represent a reseller channel for our software. Our relationship with our Japanese customer Licross is representative of this type of customer relationship.

ANALYSIS OF OPERATIONS

Our revenue base is continuing to grow while at the same time we are cutting operating costs. For the quarter ended June 30, 2001, cash generated from operating activities was $2,294, compared to cash used in operating activities of $434,652 for the quarter ended June 30, 2000. This improvement is a result of significant operating improvements in the business, including increased revenue and reduced costs. In addition, we accumulated a substantial deferred revenue balance for the quarter ended June 30, 2001, based on advanced payments for software licenses and professional services. We expect to recognize all of the $431,227 of deferred revenue during the next 12 months. Going forward, the recognition of this revenue will negatively impact cash from operating activities, but positively impact our statement of operations.

REVENUES

Revenues were $249,914 for the quarter ended June 30, 2001, an increase of 4% over revenues of $239,177 for the quarter ended June 30, 2000. The revenues for this quarter are the highest recorded in our Company's history. The Tools Business, which includes sales of memberships, and sales of books and 3rd party plug-ins from the Tribeworks website, grew in the second quarter of 2001 by 20% to $92,395, compared with $76,886 for second quarter of 2000. The increase was primarily due to membership renewals and increased acceptance and awareness of our iShell application authoring tool. The Enterprise business decreased in the second quarter of 2001 by 3% to $157,519, compared with $162,291 for the second quarter of 2000. Enterprise revenues for the second quarter of 2001 consisted of $137,519 in professional services revenues and $20,000 in licensing revenues, compared with $162,291 in professional services revenues and $0 licensing revenues for the second quarter of 2000. The Enterprise business was substantially initiated in 2000. International revenues, which consist of sales to foreign customers, represented 72% of revenues for the second quarter of 2001, compared to 21% of revenues for the second quarter of 2000. The Company's revenues from Japanese customers increased to 57% of total revenues for the second quarter of 2001 from 7% for the second quarter of 2000.

Revenues were $486,555 for the six months ended June 30, 2001, an increase of 20% over revenues of $404,040 for the six months ended June 30, 2000. The Tools Business grew in the first six months of 2001 by 28% to $182,363, compared with $142,499 for the first six months of 2000. The Enterprise business grew in the first six months of 2001 by 9% to $284,192, compared with $261,541 for 2000.

COST OF SALES

Cost of sales includes royalties paid to third parties for licensed technology, amortization costs related to acquired technology, costs associated with order fulfillment, and costs associated with customer development services. Cost of sales was $143,320 for the quarter ended June 30, 2001, up from $43,417 for the quarter ended June 30, 2000. Gross margins decreased on a percentage basis from 82% for the second quarter of 2000 to 43% for the second quarter of 2001. The decrease was primarily due to an increase in the use of outside contractors, most notably for one of our Japanese professional services contracts. We believe that our gross margins in the Enterprise business will improve if we are able to sell more software licenses relative to professional services, which we believe will occur as our product suite matures for our Enterprise markets.

Cost of sales was $283,877 for the six months ended June 30, 2001, up from $76,275 for the six months ended June 30, 2000. Gross margins decreased on a percentage basis from 81% for the first six months of 2000 to 42% for the first six months of 2001.

OPERATING EXPENSES

Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $15,476 and $13,295 for the quarters ended June 30, 2001 and June 30, 2000, respectively. As a percentage of Tools sales, product support expenses were 16% and 17% for the second quarters of 2001 and 2000, respectively. Product support expenses were $44,761 and $33,233 for the six months ended June 30, 2001 and June 30, 2000, respectively.

Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $66,024 and $124,432 for the quarters ended June 30, 2001 and 2000, respectively. This decrease primarily reflects the assignment of several software engineers to billable professional services projects, and also a small decrease in engineering headcount. Product development expenses were $140,099 and $215,497 for the six months ended June 30, 2001 and June 30, 2000, respectively.

Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $82,017 and $210,965 for the quarters ended June 30, 2001 and 2000, respectively. This decrease reflects a reduction in personnel in the sales and marketing areas. We reduced headcount in these areas because we are positioning the Company toward profitability. We do not believe that such reductions adversely affected our sales efforts, and in fact believe these reductions allowed our current sales team to become more focused on closing sales deals. Sales and marketing expenses were $182,573 and $369,726 for the six months ended June 30, 2001 and June 30, 2000, respectively.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $197,150 and $264,051 for the quarters ended June 30, 2001 and 2000, respectively. The decrease was due primarily to cost cutting measures enacted during the second quarter of 2001, compared to a ramp in headcount and expenditures during the second quarter of 2000. General and administrative expenses were $500,007 and $423,105 for the six months ended June 30, 2001 and June 30, 2000, respectively.

PROVISION (BENEFIT) FOR INCOME TAXES

We recorded no tax provision for the quarter ended June 30, 2001 and $890 for the quarter ended June 30, 2000. We recorded no tax provision for the six months ended June 30, 2001 and $890 for the six months ended June 30, 2000.

NET INCOME/LOSS

Net loss was $254,073 for the quarter ended June 30, 2001, compared to a net loss of $417,873 for the quarter ended June 30, 2000. Net loss was $664,762 for the six months ended June 30, 2001, compared to a net loss of $714,686 for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had cash of $95,697 compared to $190,133 at June 30, 2000.

The Company's capital requirements have been, and will continue to be, significant. Since inception, the Company has financed its operations through issuance of stock and revenues in the Tools and Enterprise businesses. Through June 30, 2001, the Company had raised $2,672,656 from the sale of stock. At June 30, 2001, the principal source of liquidity for the Company was $95,697 of cash.

Cash generated from operating activities was $2,294 for the quarter ended June 30, 2001 and cash used in operating activities was $434,652 for the quarter ended June 30, 2000. The decrease was due primarily to increased revenues, cost-cutting measures, and an increase in deferred revenues. Cash used in operating activities for the six months ended June 30, 2001 and 2000 was $62,863 and $898,831, respectively.

Cash used in investing activities for the quarters ended June 30, 2001 and 2000 was $0 and $31,736, respectively. Expenditures were for equipment purchases for the quarter ended June 30, 2000. Cash used in investing activities for the six months ended June 30, 2001 and 2000 was $4,473 and $52,253, respectively.

Cash provided by financing activities for the quarters ended June 30, 2001 and 2000 was $0 and $248,864, respectively. Cash inflows for the quarter ended June 30, 2000 were from stock sales. Cash provided by financing activities for the six months ended June 30, 2001 and 2000 was $150,000 and $983,864, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

On August 9, 2001, Michael Doherty resigned from our Board of Directors. Mr. Doherty's resignation was not the result of a disagreement with the Company. In addition to resigning from the Board, Mr. Doherty agreed to allow the Company to cancel the 700,000 outstanding warrants that had previously been issued to him. On August 16, 2001, Robert C. Davidorf, our Chief Financial Officer, was elected to the Board of Directors by a unanimous vote at a meeting of the Board of Directors. No additional equity was issued to Mr. Davidorf pursuant to his election to or position on the Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are incorporated by reference into this report:

EXHIBIT
NUMBER       DESCRIPTION OF EXHIBITS

  2.1 Form of Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition corporation, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
  3.1 Articles of Incorporation of Tribeworks, Inc., a Delaware Corpora-tion (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
  3.2 Bylaws of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB/A filed July 10, 2000).
 10.1        Software Agreement by and between Tribeworks, Inc., a
             California corporation, Keepsake SPRL, and Gilbert Amar dated November 1999 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
 10.2 Amendment No. 1 to Software Agreement by and between Tribeworks, Inc., a Delaware Corporation, Keepsake SPRL, and Gilbert Amar dated November 2, 2000 (Incorporated by reference to Exhibit 10.2 to the Registrant's for 10-K filed April 2, 2001).
 15.1 Letter on Unaudited Interim Financial Information (Incorporated by reference to Exhibit 15.1 to the Registrant's Form 10-QSB filed August 11, 2000).
 16.1 Letter dated March 28, 2001 by W. Alan Jorgensen to Securities and Exchange Commission (Incorporated by reference to Exhibit 10.2 to the Registrant's for 10-K filed April 2, 2001).

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2001:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Tribeworks, Inc.,
                                      a Delaware corporation


Date: August 20, 2001                 /s/ DUNCAN J. KENNEDY
                                      _________________________________________
                                          Duncan J. Kennedy,
                                          President and Chief Executive Officer


                                      /s/ ROBERT C. DAVIDORF
                                      _________________________________________
                                          Robert C. Davidorf,
                                          Chief Financial Officer