Form 10QSB
period 2001-09-30
TRIBEWORKS INC
filed 2001-11-14
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2001
                                    --------------------------------------------

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from           N/A       to          N/A
                                 ----------------        --------------------

Commission File Number:                                 000-28675
                               -------------------------------------------------

                                Tribeworks, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Delaware                               94-3370795
--------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)


988 Market Street, San Francisco, CA                                 94102
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (415) 674-5555
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

                                       N/A
--------------------------------------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)


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


       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on November 14, 2001: 18,434,628 shares.

Transitional Small Business Disclosure Format:     Yes  X  No
                                               ---     ---

                                TRIBEWORKS, INC.
                    THIRD QUARTER 2001 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I.    FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

         Unaudited Consolidated Balance Sheet
         September 30, 2001 ................................................  3

         Unaudited Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2001 and 2000.....  4

         Unaudited Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2001 and 2000......................  5

         Notes to Unaudited Consolidated Financial Statements...............  6

  Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations......................  8


PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities............................................ 11

  Item 5.  Other Information................................................ 11

  Item 6.  Exhibits and Reports on Form 8-K................................. 11

  Signatures................................................................ 12

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.


                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2001

                                     ASSETS

Current Assets
   Cash                                                                         $          111,370
   Accounts receivable, net                                                                 33,781
   Supplies                                                                                  5,644
   Prepaids and deposits                                                                    45,128
                                                                               -------------------
     Total Current Assets                                                                  195,923
                                                                               -------------------

Other Assets
   Equipment, net of accumulated depreciation of $23,473                                    25,122
   Technology license, net of accumulated amortization of $84,174                           45,826
                                                                               -------------------
                                                                                            70,948
                                                                               -------------------
TOTAL ASSETS                                                                    $          266,871
                                                                               ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                             $          341,532
   Accrued expenses                                                                         41,396
   Due to shareholders                                                                       6,232
   Deferred revenue                                                                        248,299
   Note Payable                                                                            100,000
                                                                               -------------------
     Total Current Liabilities                                                             737,459
                                                                               -------------------

Stockholders' Deficit
   Preferred stock: 50,000,000 shares authorized, none issued
   Common stock: 200,000,000 shares authorized, $.0001 par
     value, 18,434,628 shares issued and outstanding
                                                                                             2,128
   Additional paid-in capital                                                            3,295,416
   Unearned compensation                                                                  (120,378)
   Accumulated deficit                                                                  (3,647,754)
                                                                               -------------------
     Total Stockholders' Deficit                                                          (470,588)
                                                                               -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $          266,871
                                                                               ===================


                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                                                2001               2000               2001             2000
                                                                ----               ----               ----             ----

REVENUES                                                 $      488,160     $      163,428     $      974,715      $    567,468

COST OF SALES                                                   190,574             65,675            474,451           141,950
                                                         --------------     ----------------   --------------       -----------
GROSS PROFIT                                                    297,586             97,753            500,264           425,518
                                                         --------------     ----------------   --------------       -----------

OPERATING EXPENSES
   Product support                                               15,258             29,812             60,019            63,045
   Product development                                           13,228            137,233            153,327           352,730
   Sales and marketing                                           39,380            171,524            221,954           541,250
   General and administrative                                   172,872            306,264            642,878           729,369
                                                         --------------     --------------     --------------       -----------
                                                                240,737            644,833          1,078,177         1,686,394
                                                         --------------     --------------     --------------       -----------

GAIN / (LOSS) FROM OPERATIONS                                    56,849           (547,080)          (577,913)       (1,260,876)

INCOME TAXES                                                          -              2,553                  -             3,443
                                                         --------------     --------------     --------------       -----------

NET GAIN / (LOSS)                                        $       56,849     $     (549,633)    $     (577,913)      $(1,264,319)
                                                         ==============     ==============     ==============       ===========

BASIC AND DILUTED LOSS PER COMMON SHARE                  $         0.00     $        (0.03)    $        (0.03)      $     (0.08)
                                                         ==============     ==============     ==============       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                           17,544,495         16,652,343         17,269,020        16,398,268
                                                         ==============        ===========        ===========       ===========




                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            Nine Months Ended September 30,
                                                                                  2001                 2000
                                                                                  ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                               $(577,913)         $(1,264,320)
                                                                             ---------          -----------
     Adjustments:
         Depreciation and amortization                                          44,649               40,037
         Common stock issued for services                                      228,501                    -
         Amortization of unearned compensation                                  85,214                    -
         Changes in:
             Accounts receivable                                                 5,916              (48,070)
             Other receivables, prepaids and deposits                            8,102              (68,802)
             Supplies                                                            5,565                    -
             Note receivable, employee                                           5,622                    -
             Accounts payable                                                  147,091              (96,944)
             Deferred revenue                                                   53,605               12,908
             Other liabilities                                                 (53,542)              13,645
                                                                             ---------          -----------
                 Total adjustments                                             530,724             (147,226)
                                                                             ---------          -----------
         Net cash used in operating activities                                 (47,190)          (1,411,546)
                                                                             ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                      (4,473)             (65,921)
                                                                             ---------          -----------
         Net cash used in investing activities                                  (4,473)             (65,921)
                                                                             ---------          -----------


CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                     50,000            1,334,185
     Proceeds from issuance of note payable                                    100,000                    -
                                                                             ---------          -----------
         Net cash provided by financing activities                             150,000            1,334,185
                                                                             ---------          -----------

NET INCREASE IN CASH                                                            98,337             (143,282)

CASH, BEGINNING OF PERIOD                                                       13,033              157,353
                                                                             ---------          -----------

CASH, END OF PERIOD                                                          $ 111,370          $    14,071
                                                                             =========          ===========

NOTE A - NATURE OF BUSINESS AND ORGANIZATION

On August 20, 1998, Tribeworks, Inc. (the "Company") began doing business. The Company's principal business activity centers around the commercialization of its iShell technology. Internet media developers use the technology for creation and deployment of electronic content that utilizes interactive features combining audio, video, animation and graphics content. The Company exploits its software primarily through software licensing and the performance of professional engineering services to build customized applications.

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

NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue from membership subscriptions is recognized proportionally over the membership period, usually one year. Revenue and estimated profits on customer development services are generally recognized under the percentage-of-completion method of accounting using an hours to hours methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from license agreements is recognized proportionally over the lease term, usually one year.

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

FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. Translation adjustments will be included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit). For the quarter ended September 30, 2001, translation adjustments based on the transactions of Tribeworks Japan were immaterial to the consolidated balance sheet, results of operations, and cash flows.

INCOME TAXES

The Company files a consolidated income tax return with its subsidiaries. No current provision for income taxes has been provided since the Company has sufficient net tax operating losses to offset any current taxable income. Deferred income tax assets at September 30, 2001 have been fully offset by a valuation allowance, as the Company has not demonstrated the sustained profitability necessary to record such asset.

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

RESTATEMENT

In October 2000 the Company entered into an agreement with a consultant that provided for the issuance of common stock over six months in consideration for his services. Through December 31, 2000, 13,332 shares were issued under the terms of the agreement. During 2001, 47,520 additional shares were issued under the agreement.

During 2001 it was determined that the services agreed upon had not been performed. Therefore, an adjustment of $30,000 was made to the December 31, 2000 accumulated deficit and an adjustment of $30,000 was made to accumulated deficit in the first quarter of 2001. The September 30, 2001 balance sheet and income statement reflect these restatements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements, such as:

     o whether or not our products are accepted by the marketplace and the pace of any such acceptance,

     o   our ability to continue to grow our Tools and Enterprise businesses,

     o   improvements in the technologies of our competitors,

     o   changing economic conditions, and

     o   other factors, some of which will be outside of our control.

We have sought to identify most risks to our business but cannot predict whether or to what extent any of such risks may be realized. There can be no assurance that we have identified all possible risks that might arise. Investors should carefully consider all such risks before making an investment decision with respect to our common stock.


MANAGEMENT'S DISCUSSION

During the third quarter, we achieved profitability for the first time in our existence. We were cash flow positive for the second consecutive quarter. We also recorded record sales, growing the business by 95% from the previous quarter, which had also been a record revenue quarter. We achieved these positive results despite a significant downturn in the overall economy. We accomplished these results primarily through continued growth in our Japanese Enterprise business and continued company-wide cost reductions. In addition, on September 26, 2001, we reduced our accounts payable and accrued expenses balances by a total of $204,166, by issuing stock and warrants to certain consultants and employees. See Part II, Item 2 of this 10-QSB for additional information on this transaction.

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

We plan to expand our Tools business and our Enterprise business. Specifically, we plan to grow our Tools business in the regulated way it has grown since we first launched our flagship software product iShell. We plan to accomplish this growth through ongoing addition of features to our core iShell product and through the direct sales method we have used since our initial iShell product launch. This sales method is based on a subscription model where an annual membership is required to use our products commercially. Using this sales method, we have been able to produce high renewal rates. In general, we anticipate Enterprise business growth, particularly Enterprise professional services revenue, to be less predictable and "bumpier" than our Tools business revenue in the foreseeable future, and this could impact whether or not we continue to be profitable on a quarter-to-quarter basis. The primary reason is that our Enterprise business has a smaller number of customers. For the three-month period ending September 30, 2001, we recognized revenue from four Enterprise customers. We expect to derive most of our Enterprise revenue for the last quarter of 2001 from Japanese customers. We expect to continue to underwrite the cost of software research and development with money received from Enterprise customers. To date, all of our Enterprise customer contracts allow us to retain the intellectual property to new software created. In addition, we plan to focus our selling efforts in the Enterprise business on customers that represent a reseller channel for our software.

ANALYSIS OF OPERATIONS

Our revenue base is continuing to grow while at the same time we are cutting operating costs. For the quarter ended September 30, 2001, cash generated from operating activities was $15,673, compared to cash used in operating activities of $512,715 for the quarter ended September 30, 2000. This improvement is a result of significant operating improvements in the business, including increased revenue and reduced costs. In addition, we accumulated a substantial deferred revenue balance for the quarter ended September 30, 2001, based on advanced payments for software licenses and professional services. We expect to recognize all of the $248,299 of deferred revenue during the next 12 months. Going forward, the recognition of this revenue will negatively impact cash from operating activities, but positively impact our statement of operations.

REVENUES

Revenues were $488,160 for the quarter ended September 30, 2001, an increase of 199% over revenues of $163,428 for the quarter ended September 30, 2000. The revenues for this quarter are the highest recorded in our Company's history. The Tools Business, which includes sales of memberships, and sales of books and 3rd party plug-ins from the Tribeworks website, grew in the third quarter of 2001 by 52% to $112,022, compared with $73,518 for third quarter of 2000. The increase was primarily due to membership renewals and increased acceptance and awareness of our iShell application-authoring tool. In addition, we recorded $14,599 in sales of a third party product based on a promotion we ran in July. The Enterprise business increased in the third quarter of 2001 by 199% to $376,139, compared with $89,910 for the third quarter of 2000. Enterprise revenues for the third quarter of 2001 consisted of $356,139 in professional services revenues and $20,000 in licensing revenues, compared with $89,910 in professional services revenues and $0 licensing revenues for the third quarter of 2000. The Enterprise business was substantially initiated in 2000. The largest contributor to third quarter 2001 revenue was our NTKR contract, which contributed $232,234 in professional services revenue. A significant portion of the non-software programming work on this contract was outsourced to third parties, who are to be paid in full upon completion of this contract, expected in Q1 2002. Accordingly, we booked $94,680 in accounts payable during the quarter for amounts owed to these consultants. International revenues, which consist of sales to foreign customers, represented 87% of revenues for the third quarter of 2001, compared to 43% of revenues for the third quarter of 2000. The Company's revenues from Japanese customers increased to 73% of total revenues for the third quarter of 2001, from 28% for the third quarter of 2000.

Revenues were $974,715 for the nine months ended September 30, 2001, an increase of 72% over revenues of $567,468 for the nine months ended September 30, 2000. The Tools Business grew in the first nine months of 2001 by 36% to $294,384, compared with $216,017 for the first nine months of 2000. The Enterprise business grew in the first nine months of 2001 by 94% to $680,330, compared with $351,451 for 2000.

COST OF SALES

Cost of sales includes royalties paid to third parties for licensed technology, amortization costs related to acquired technology, costs associated with order fulfillment, and costs associated with customer development services. Cost of sales was $190,574 for the quarter ended September 30, 2001, up from $65,675 for the quarter ended September 30, 2000. Gross margins increased on a percentage basis from 60% for the third quarter of 2000 to 61% for the third quarter of 2001. We believe that our gross margins in the Enterprise business will improve if we are able to sell more software licenses relative to professional services, which we believe will occur as our product suite matures for our Enterprise markets.

Cost of sales was $474,451for the nine months ended September 30, 2001, up from $141,950 for the nine months ended September 30, 2000. Gross margins decreased on a percentage basis from 75% for the first nine months of 2000 to 51% for the first nine months of 2001.

OPERATING EXPENSES

Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $15,258 and $29,812 for the quarters ended September 30, 2001 and September 30, 2000, respectively. As a percentage of Tools sales, product support expenses were 14% and 41% for the third quarters of 2001 and 2000, respectively. The decrease is due to a reduction in product support staff, efficiencies achieved in the support process, and reallocation of part of the product support manpower to Enterprise projects. Product support expenses were $60,019 and $63,045 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $13,228 and $137,233 for the quarters ended September 30, 2001 and 2000, respectively. This decrease primarily reflects the assignment of several software engineers to billable professional services projects, and also a small decrease in engineering headcount. Product development expenses were $153,327 and $352,140 for the nine months ended September 30, 2001 and September 30, 2000, respectively. The reduction in product development expenses does not reflect a diminished emphasis on growing our base of intellectual property. The reason is that we have been effective to date at retaining intellectual property rights for software that is created by way of billable projects to outside parties.

Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $39,390 and $171,524 for the quarters ended September 30, 2001 and 2000, respectively. This decrease reflects a reduction in personnel and discretionary spending in the sales and marketing areas. We reduced headcount in these areas so we could position ourselves toward profitability. We do not believe that such reductions adversely affected our sales efforts, and in fact believe these reductions allowed our current sales team to become more focused, resulting in more effective closing of sales transactions. Sales and marketing expenses were $221,953 and $541,249 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $172,872 and $306,264 for the quarters ended September 30, 2001 and 2000, respectively. The decrease was due primarily to cost cutting measures enacted beginning in the second quarter of 2001, compared to a ramp in headcount and expenditures during the third quarter of 2000. During the quarter we paid reduced salaries and fees to key employees and consultants. Should our cash position materially improve, we expect to pay increased salaries and fees to these key employees and consultants, and therefore experience increased operating expenses, especially in the general and administrative category. General and administrative expenses were $642,879 and $729,958 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

PROVISION (BENEFIT) FOR INCOME TAXES

We recorded no tax provision for the quarter ended September 30, 2001 and $2,553 for the quarter ended September 30, 2000. We recorded no tax provision for the nine months ended September 30, 2001 and $3,443 for the nine months ended September 30, 2000.

NET INCOME/LOSS

Net income was $56,849 for the quarter ended September 30, 2001, compared to a net loss of $549,633 for the quarter ended September 30, 2000. Net loss was $577,913 for the nine months ended September 30, 2001, compared to a net loss of $1,264,317 for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2001, we had cash of $111,370 compared to $14,071 at September 30, 2000.

Our capital requirements have been reduced significantly from previous quarters based on cost reductions. We have been cash flow positive from operating activities for two consecutive quarters. While our capital requirements continue to be significant, we are not currently pursuing equity financing, due our stabilized cash position and our low market capitalization. Since inception, the Company has financed its operations through issuance of stock and revenues in the Tools and Enterprise businesses. Through September 30, 2001, the Company had raised $2,672,656 from the sale of stock. At September 30, 2001, the principal source of liquidity for the Company was $111,370 of cash.

Cash generated from operating activities was $15,673 for the quarter ended September 30, 2001 and cash used in operating activities was $512,715 for the quarter ended September 30, 2000. The decrease was due primarily to increased revenues, cost-cutting measures, and an increase in deferred revenues. Cash used in operating activities for the nine months ended September 30, 2001 and 2000 was $47,190 and $1,411,546, respectively.

Cash used in investing activities for the quarters ended September 30, 2001 and 2000 was $0 and $13,668, respectively. Expenditures were for equipment purchases for the quarter ended September 30, 2000. Cash used in investing activities for the nine months ended September 30, 2001 and 2000 was $4,473 and $65,921, respectively.

Cash provided by financing activities for the quarters ended September 30, 2001 and 2000 was $0 and $350,321, respectively. Cash inflows for the quarter ended September 30, 2000 were from stock sales. Cash provided by financing activities for the nine months ended September 30, 2001 and 2000 was $150,000 and $1,334,185, respectively.

We cannot make assurances that we will continue to be profitable and that should investment funds become necessary, that such funds will be available to us or available on commercially reasonable terms. We do not expect to devote substantial capital resources to additional hiring of personnel if more funds do not become available to us. In addition, the inability to obtain sufficient funds from operations and external sources would have a material adverse effect on our business, results of operations, and financial condition.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

We made the following recent sales of the Company's unregistered common stock during the quarter ended September 30, 2001. All sales or awards were made pursuant to section 4(2) of the Securities Act of 1933 and none of the sales or awards were made with the assistance of underwriters.

On August 16, 2001, we issued a nonstatutory stock option to a consultant giving him the right to purchase 100,000 shares of our common stock at an exercise price of $0.05 per share. This option was issued from our 1999 Stock Option Plan.

On August 21, 2001 we retained the services of the investor relations firm, de Jong & Associates, for a period of one year. As compensation for services rendered, the firm has received 200,000 shares of our restricted common stock. We have also granted to the firm a warrant to purchase an additional 300,000 shares of our common stock, subject to the firm's ability to meet certain milestones. The warrant exercise price is $0.10 per share.

On September 26, 2001 we issued 773,241 shares of our common stock to certain consultants who had provided services to us valued in total at $73,241. On that same date, also issued warrants to certain of our employees and other consultants who had provided services to us valued in total at $126,842, giving them the right to collectively purchase a total of 1,268,418 shares of our common stock at prices ranging from $0.05 to $0.06 per share. Both the common stock and the warrants were issued pursuant to our 2001 Tribeworks, Inc. Stock Plan. 81,653 of the shares of common stock that we issued were registered pursuant to the S-8 registration statement filed on September 26, 2001. One-quarter of the shares underlying the warrant issuances to those employees and consultants that are non-affiliates will be registered pursuant to the to the S-8 registration statement filed on September 26, 2001.

ITEM 5.  OTHER INFORMATION.

On October 9, 2001, Robert Levine resigned from our Board of Directors. Mr. Levine's resignation was not the result of a disagreement with the Company.

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

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2001:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Tribeworks, Inc.,
                                         a Delaware corporation

Date: November 14, 2001                  /s/DUNCAN J. KENNEDY
                                         -------------------------
                                         Duncan J. Kennedy,
                                         President and Chief Executive Officer

                                         /s/ROBERT C. DAVIDORF
                                         --------------------------
                                         Robert C. Davidorf,
                                         Chief Financial Officer