Form 10KSB
period 2001-12-31
TRIBEWORKS INC
filed 2002-04-01
CIK 1093636

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. YES [X]   NO [ ]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-8 is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year. $1,521,839

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

     There were 18,434,628 shares of the registrant's Common Stock issued and outstanding as of December 31, 2001.

                                TABLE OF CONTENTS

                                                                            Page

PART I                                                                        3

Item 1.  Description of Business                                              3

Item 2.  Description of Properties                                            6

Item 3.  Legal Proceedings                                                    6

Item 4.  Submission of Matters to a Vote of Security
         Holders                                                              7

PART II                                                                       7

Item 5.  Market for Common Equity and Related Stockholder
         Matters                                                              7

Item 6.  Management's Discussion and Analysis or Plan of Operation            7

Item 7.  Financial Statements                                                16

Item 8.  Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosure                              34

PART III                                                                     34

Item 9.  Directors, Executive Officers, Promoters and
         Control Persons; Compliance with Section 16(a)
         of the Exchange Act                                                 34

Item 10. Executive Compensation                                              35

Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                               37

Item 12. Certain Relationships and Related Transactions                      37

Item 13. Exhibits, Lists and Reports on Form 8-K                             38

SIGNATURES                                                                   39

Exhibit Index                                                                40

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

    OVERVIEW

     Tribeworks provides next-generation tools for creating and delivering multimedia applications. We generate revenue in two ways: our Tools business where we sell our software directly to buyers of graphics software and our Enterprise business where we create custom versions of our tools for large customers.

     Tools customers license our multimedia authoring tool iShell(R), which was introduced in January 1999. iShell is a cross-platform software product that allows developers to create multimedia applications in a variety of categories, including sales and business presentations, informational/catalog titles, training courses and modules for corporations and/or educational institutions, games, learning aids, Enhanced CDs (audio CDs that also have videos and other visual digital content on the disk), video yearbooks, recruitment presentations and more. Tools customers, usually graphics industry professionals who also use complementary graphics software products from other companies, pay an annual membership fee to use our iShell software and supplemental products and services.

     Enterprise customers, usually large corporations that require development of custom multimedia tools or complex multimedia applications, license our software for a fixed fee or on a per unit basis. Enterprise customers also pay for professional engineering services performed by Tribeworks' employees and consultants.

    As of December 31, 2001, hundreds of companies in twenty countries have delivered applications based on our technology at some of world's largest organizations and most respected educational institutions including: Apple Computer, AMD, 3Com, Pioneer Electronics, Morgan Stanley Dean Witter, Burger King, Tower Records, Airbus, United Airlines, Nike, Nokia, the US Navy, New York University, UCLA, Michigan State, CalTech, The University of Iowa, Brigham Young University, The University of Hong Kong, and The Canadian Film Center.

    We incorporated in California in August 1998 as California Tribeworks. On November 2, 1999, we entered into a transaction with Pan World Corporation, a publicly traded Nevada corporation (Pan World), whereby Pan World agreed to provide financing in connection with the merger of a newly formed subsidiary of Pan World into California Tribeworks (the Recapitalization). Prior to the Recapitalization, Pan World never had any material operations. As a result of the Recapitalization, shareholders of California Tribeworks exchanged all their shares in California Tribeworks for Pan World common stock. Subsequent to the Recapitalization, we reincorporated in Delaware as Tribeworks, Inc. We opened a wholly owned subsidiary in Japan (Tribeworks Japan) in August 2000, which engages in sales and professional services activities primarily in our Enterprise application development business.

    PRODUCTS AND SERVICES

    TOOLS BUSINESS

    Our Tools business is focused on direct sales of licenses and bundled support services to our proprietary graphical software application, iShell(R), and complementary products such as software plug-ins and product documentation. For the year ended December 31, 2001, the Tools business accounted for 26% of total revenues.

    iShell is a graphical software application that allows creation of interactive rich-media applications. Applications can be deployed via the Internet, a CD-ROM, a kiosk (interactive retail display), or a combination thereof. iShell offers the ability to reuse common interactive elements in an expandable, drag-and-drop, object-oriented environment that can save significant production time for developers. iShell has been released for Windows and Macintosh operating systems.

    We attract new tools customers primarily through our website, Tribeworks.com, where iShell can be downloaded for trial use. Potential tools customers register on our website and provide contact information which we use to attempt to convert them to paying customers. As of December 31, 2001, more than 47,000 users had registered at Tribeworks.com. Tools customers, referred to as Members, who use iShell for commercial purposes pay an annual membership fee that includes a license to use our software and customer support services. We currently sell three membership levels: Gold, Silver, and Educational. Gold and Silver Members have the right to use the iShell editor to create and the iShell runtime environment to distribute commercial products during their annual membership period. Educational Members, who must be students or faculty at an accredited educational institution, are not permitted to use their software for any type of commercial purpose. Gold and Educational Members also receive a license to utilize, but not to distribute, the iShell source code, the computer language used in writing a software program, which allows them to more effectively customize and modify their software applications. In addition, we provide an option to purchase a permanent license for iShell in lieu of paying for a license via a membership.

    Members can also develop software tools that enhance the functionality of our products. These functional plug-ins are either incorporated into updated versions of iShell or sold on a consignment basis through our website. Tribeworks retains ownership of all plug-ins that are incorporated into iShell.

    ENTERPRISE BUSINESS

    Enterprise customers are large companies and other entities that require development of customized multimedia authoring tools or multimedia applications that we provide though specialized enhancements to our iShell software. For the year ended December 31, 2001, the Enterprise business accounted for 74% of our revenue.

    Enterprise customers license our software for a fixed fee or on a per unit basis. Enterprise customers, who are frequently subscribers to our tools products, also pay for professional services, which we provide for a fixed fee or on an hourly basis via our employees and outside consultants. Unlike most services businesses, we own most of the work we create during Enterprise engagements which, in turn, helps underwrite our research and development costs. Often, new business opportunities for the Enterprise division grow from the Tools membership base and, as a result, we have been able to secure large Enterprise customers without a dedicated sales force. Ultimately, we do not intend to grow a large professional services organization, but at this stage in our growth, we believe it is vital that we provide direct services for certain key customers. We believe this allows us to develop new products suitable for large customers who carry the potential for large, recurring licensing fees.

    During 2001, three customers accounted for 89% of our Enterprise revenue. Our relationships with these customers are described below:

            - Pioneer Corporation, a consumer electronics company with more than 30,000 employees and more than 5 Billion $USD in sales, has been a customer since 2000. We have created customized tools for Pioneer to complement a number of their hardware products, including DVD drives and Plasma Display Screens. During 2001, Tribeworks and Pioneer filed a joint patent application related to certain interactive display technologies.

           - iVAST, Inc., developers of end-to-end MPEG-4 solutions, hired us in late 2001 to develop a set of MPEG-4 authoring tools that harness the power of the MPEG-4 standard. Building on the success of MPEG-1 and MPEG-2 standards, MPEG-4 enables integrated, interactive, targeted multimedia delivery across any network -- whether broadcast or broadband, wireless or wireline -- and via electronic or physical distribution to any device, from set-top boxes to PCs and personal digital assistants. We expect that iVAST will begin to market the tools during 2002.

           - Licross Inc., a Japanese digital media services company, contracted with us on several projects during 2001. During Q1 2001, we won a competitive bidding process with Licross to become the provider of E-learning software to Nihon Tsushin Kyoiku Renmei's (NTKR). NTKR is Japan's largest correspondence course institution with approx 12 million students registered, approximately 6 million students taking courses each year, and nearly 1 billion $USD in annual sales. During Q2 2001, we were hired by Licross to build a customized version of iShell, branded as LiShell, to serve the Japanese streaming media market.

    Our wholly-owned Japanese subsidiary was incorporated in August 2000, and we believe it will significantly contribute to future revenues. In January 2001, we announced iShell-J, the Japanese language version of our iShell software product, which includes support for two-byte characters. We anticipate that we will derive most of our Japanese revenues from Enterprise customers.

    PRODUCT DEVELOPMENT

    Our products and services enable our customers to save time and cost building and deploying rich-media applications. We believe that our future success depends on our ability to enhance existing products, and develop and introduce new products on a timely basis. Therefore, we invest a significant portion of our money into research and development. We maintain an internal staff to develop the software that we market and sell to customers. A significant portion of our software is created as a result of work that we perform for our Enterprise customers. To date, we have structured our contracts with Enterprise customers so that we retain most intellectual property rights in the software that we develop for them. Due to the changing technological environment for computer systems and other electronic devices that are connected to one another via the Internet, we continue to adapt our products to new hardware and software platforms and to embrace emerging technology standards. For the years ended December 31, 2001, and December 31, 2000, respectively, research and development expenditures were $186,981 and $461,350.

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

    We offer a training course for iShell, "Train with the Tribe," which is a one-day introductory training session to iShell offered in a growing number of locations worldwide. Training serves as a sales mechanism and more than 30% of trainees decide to purchase a membership. Gold Members receive complementary "Train with the Tribe" passes with an annual membership, and other training attendees pay per session. Advanced iShell fee-based training sessions are also offered, which are not available with the complementary passes received by Gold Members.

    We also hold an annual iShell user conference in San Francisco, a two-day event that provides Members an opportunity to meet one another, to meet Tribeworks' engineers, and learn about the latest iShell developments.

    COMPETITION

    We compete in markets that are new, intensely competitive, highly fragmented, and rapidly changing. We have experienced increased competition from current and potential competitors, many of which are larger and more profitable and as a result have greater technical, marketing, and other resources. We expect the competition will continue, and we will compete with the major graphics and multimedia software tools companies, as well as service companies building custom Internet multimedia applications for corporate clients. We believe that the primary competitive factors in providing multimedia software applications to businesses and educational institutions are ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. Our success will depend on our ability to provide quality development tools and value-added services, including:

           - Augmenting the ability of the software application to function on different hardware platforms and operating systems, such as Windows, Windows NT, Macintosh, and Macintosh OSX environments;
           - Delivery of our software to new devices such as mobile phones and personal digital assistants
               (PDA's);
           - Providing flexibility in the degree and level of customization of software applications;
           -   Increasing product functionality and system performance;
           -   Improving quality of product;
           -   Reducing total cost of ownership;
           -   Improving sales and distribution efficiency;
           -   Improving brand name recognition; and
           -   Providing high quality professional support services.

    We experience competition in each area of our business. Companies in the graphics software tools area include Macromedia, Adobe Systems, and Autodesk. These companies market a variety of products addressing our target markets, including software tools for authoring and delivering interactive information targeted to computer-based training specialists and educators, as well as multimedia professionals. They also offer graphics and publishing products for on-line publishing as well as print-based publishing. In addition, competitors also provide extensive product training to support their products.

    Most of our current and potential competitors in the Internet services and graphics and multimedia industries have longer operating histories, greater name recognition, and larger existing customer bases than we have. These competitors may be able to respond faster to new or emerging technologies and changes in customer requirements. Accordingly, there can be no assurance that we will be able to compete successfully.

    PROPRIETARY RIGHTS

    We rely on a combination of copyright laws, trademark laws, contract laws, and other intellectual property protection methods to protect our technology, including our logo and the names "Tribeworks" and "iShell" in the United States and other countries. We believe that our trademarks and the use of material in our website are protected under current provisions of copyright law, although legal rights to Internet content and commerce are not clearly settled by law. We were granted trademarks to "Tribeworks", the Tribeworks faces logo, and "iShell" in 2000.

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

    In April 2001, we jointly filed a United States patent application with Pioneer Electric Corporation in the area of interactive display technology.

    EMPLOYEES

     As of December 31, 2001, we had a total of 7 employees and 4 consultants working on a full-time basis.

ITEM 2. DESCRIPTION OF PROPERTIES.

     The Company leases approximately 3,300 square feet, which includes approximately 2,600 square feet in San Francisco, California for its sales, engineering, and administrative offices and 700 square feet in Tokyo, Japan for its Japanese subsidiary. The current annual rent for the San Francisco facility is approximately $69,000 and the lease expires in February 2004 with an option to extend the lease for two years. The annual rent for the Tokyo facility is approximately $24,000 and the sublease expires March 31, 2002. Both facilities are in satisfactory condition for their purposes. At the termination of the lease on the Tokyo facility lease, we plan to enter into a new lease in a different facility.

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

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Tribeworks, Inc. common stock is traded on the OTC bulletin board under the symbol TRWX. The following table sets forth the range of high and low closing sales prices for each period indicated and reflects all stock splits effected by the Company:

            _________________________________________________________

                                   2001                  2000
            _________________________________________________________

                              High       Low        High        Low
            _________________________________________________________

            First quarter     $0.800     $0.250     $7.050     $1.625
            _________________________________________________________

            Second quarter    $0.390     $0.080     $6.875     $3.000
            _________________________________________________________

            Third quarter     $0.140     $0.050     $4.500     $1.438
            _________________________________________________________

            Fourth quarter    $0.150     $0.040     $2.375     $0.375
            _________________________________________________________


    The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


    The Company had approximately 177 stockholders of record as of December 31, 2001. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

    We issued warrants for purchase of our unregistered common stock during the quarter ended December 31, 2001. These warrants were issued pursuant to section 4(2) of the Securities Act of 1933, as amended, and were not issued with the assistance of underwriters.

    On October 26, 2001 we issued a warrant to an employee who had provided services to us valued in total at $20,000, giving him a right to purchase a total of 200,000 shares of our common stock at a price of $0.05 per share. The warrants were issued pursuant to our 2001 Tribeworks, Inc. Stock Plan. One-quarter of the shares underlying the warrant issuance were registered pursuant to the to the S-8 registration statement filed on September 26, 2001.We have no plans to register the remaining three-quarters of the shares underlying the warrant issuance.

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

RESULTS OF OPERATIONS

    Our revenue base continued to grow during 2001 while we cut operating costs during the same period. For 2001, we reported a net loss from operations of $496,524, compared to a net loss from operations of $1,948,213 for 2000.

This improvement is a result of operating improvements in the business, including increased revenue and reduced costs. While we currently operate our business with limited resources and significant debt, we have been cash-positive for the past three quarters. Because we have been able to achieve this result and because raising money at our current market valuation would be highly dilutive for existing shareholders, we do not have current plans for equity financing.

    REVENUES

    Revenues were $1,521,839 for the year ended December 31, 2001, an increase of 110% over revenues of $725,872 for the year ended December 31, 2000. The Tools Business, which includes sales of memberships, and sales of books and third party plug-ins from our website, grew in 2001 by 31% to $391,257, compared with $298,350 for 2000. The increase was primarily due to membership renewals and increased awareness of iShell by multimedia developers. The Enterprise business grew in 2001 by 186% to $1,130,582, compared with $394,872 for 2000. Enterprise revenues in 2001 consisted of $1,020,963 in professional services revenues and $109,619 in licensing revenues, compared with $389,872 in professional services revenues and $5,000 in licensing revenues in 2000. The Enterprise business was substantially initiated in 2000. International revenues, which consist of sales to foreign customers, represented 74% of revenues in 2001, compared to 25% of revenues in 2000. The Company's revenues from Japanese customers increased to 64% of total revenues in 2001 from 7% in 2000.

    The largest contributor to 2001 revenue was our NTKR contract in Japan, which contributed $524,887 in professional services revenue. A significant portion of the non-software programming work on this contract was outsourced to third parties, who were paid in full upon completion of this contract. Accordingly, we booked $169,039 in accounts payable at December 31, 2001 for amounts owed to these consultants. During 2002 in Japan, we plan to focus our business on our core skill, software development, while simultaneously reducing our role as a project manager. We anticipate this change will significantly reduce our expenses in Japan, but when combined with a potentially negative change in the value of the yen, this may result in a significant decrease in gross revenue in Japan.

    COST OF SALES

    Cost of sales includes royalties paid to third parties for licensed technology, amortization costs related to acquired technology, costs associated with order fulfillment, and costs associated with customer development services. Cost of sales was $716,737 for the year ended December 31, 2001, up from $192,233 for the year ended December 31, 2000. Gross margins decreased on a percentage basis to 53% for 2001 from 74% for 2000. This decrease was primarily due to our role as project manager in the Enterprise business on the NTKR project, and was partially offset by increased efficiencies in our Tools business. We believe that our gross margins in the Enterprise business will improve if we are able to sell more software licenses relative to professional services, which we believe will occur as our product suite matures for our Enterprise markets, and as we move away from the role of project manager on large contracts.

    OPERATING EXPENSES

    Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $77,387 and $110,577 for the years ended December 31, 2001 and 2000, respectively. As a percentage of Tools sales, product support expenses were 20% and 37% for 2001 and 2000, respectively. The decrease is due to a reduction in product support staff, efficiencies achieved in the support process, and reallocation of part of the product support manpower to Enterprise projects.

    Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $186,981 and $461,350 for the years ended December 31, 2001 and 2000, respectively. This decrease primarily reflects the assignment of several software engineers to billable professional services projects, and also a small decrease in engineering headcount. The reduction in product development expenses does not reflect a diminished emphasis on growing our base of intellectual property, as we have been effective to date at retaining intellectual property rights for software created by way of billable projects to outside parties. We expect to remain effective in retaining of these intellectual property rights in the future.

    Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $241,406 and $663,368 for the years ended December 31, 2001 and 2000, respectively. This decrease reflects a reduction in personnel and discretionary spending in the sales and marketing areas. We reduced headcount in the sales and marketing areas so we could position ourselves toward profitability. We do not believe that such reductions adversely affected our sales efforts.

    General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $795,852 and $1,246,557 for the years ended December 31, 2001 and 2000, respectively. The decrease was due primarily to cost-cutting measures enacted beginning in the second quarter of 2001. During the year we paid reduced salaries and fees to key employees and consultants. Should our cash position materially improve, we expect to pay increased salaries and fees to these key employees and consultants, and therefore experience increased operating expenses, especially in the general and administrative category.

    PROVISION (BENEFIT) FOR INCOME TAXES

    We recorded an income tax benefit of $72,800 for the year ended December 31, 2001, compared to $0 for the year ended December 31, 2000. This benefit relates to the utilization of our loss to offset the income taxes from the gain of the settlement of outstanding payables to certain employees and consultants in exchange for equity that occurred during the third and fourth quarters of 2001.

    EXTRAORDINARY INCOME

    We recorded an extraordinary income of $110,129 for the year ended December 31, 2001, compared to $0 for the year ended December 31, 2000. This extraordinary item relates to a settlement of outstanding payables to certain employees and consultants in exchange for equity that occurred during the third and fourth quarters of 2001. In the fourth quarter, an adjustment of $172,929 was made to recognize as an extraordinary item the effects of the settlement that occurred in the third quarter, which was originally recognized as an equity transaction.

    NET LOSS

    Net loss was $313,595 for the year ended December 31, 2001, compared to a net loss of $1,948,213 for the year ended December 31, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2001, the Company had cash and cash equivalents of $47,753 compared to $13,033 at December 31, 2000.

    Since inception, the Company has financed its operations through issuance of stock and revenues derived from the Tools and Enterprise businesses. Through December 31, 2001, the Company had raised $2,672,656 from the sale of stock. At December 31, 2001, the principal source of liquidity for the Company was $47,753 of cash and cash equivalents.

    For the year ended December 31, 2001 and 2000, cash used in operating activities was $110,807 and $1,595,371 respectively. The decrease was due primarily to increased revenue and cost-cutting measures.

    Cash used in investing activities for the year ended December 31, 2001 and 2000 was $4,473 and $28,755, respectively. Expenditures were for equipment purchases in 2001 and for a combination of equipment purchases and a technology license purchase in 2000.

    Cash provided by financing activities for the year ended December 31, 2001 and 2000 was $150,000 and $1,479,806, respectively. Cash inflow during 2001 was from sales of our stock, via direct stock purchases, and issuance of a convertible note.

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

    RISK FACTORS

WE HAVE A LIMITED OPERATING HISTORY AND THERE IS A GREAT DEGREE OF UNCERTAINTY AS TO OUR FUTURE RESULTS. WE HAVE NEVER BEEN PROFITABLE AND MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

    We have a limited operating history upon which an evaluation of our business and prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which we intend to operate and in light of the uncertainty as to market acceptance of our business model. We will be incurring costs in marketing our products and services to clients and in building an administrative organization. To the extent that revenues do not match these expenses, our business, results of operations, and financial conditions will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the Tools business or Enterprise business to maintain profitability on a quarterly or annual basis in the future. We may not be able to sustain or increase profitability on a quarterly basis or achieve profitability on an annual basis.

WE EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE AS WE CONTINUE TO DEVELOP AND MARKET OUR BUSINESS.

    We have incurred operating losses each year since our inception. As a result, we cannot be certain when or if we will achieve sustained profitability. Failure to become profitable on an annual basis may adversely affect the market price of our common stock and our ability to raise capital and continue operations.

    We expect high variability and uncertainty as to our future operations and financial results. As we continue to develop and market our business, our quarterly operating results may fluctuate as a result of a variety of factors. Many of these factors are outside our control, including demand for the development of rich-media applications, the introduction of new products and services by our competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions, and economic conditions specific to the Internet and related media. Due to these factors, among others, our operating results may fall below our expectations and the expectations of investors.

OUR PRODUCTS AND SERVICES MAY NOT BE ACCEPTED BY THE INDUSTRIES THAT USE RICH-MEDIA APPLICATIONS.

    Our future success depends on our ability to create and deliver sophisticated rich-media tools and applications. If our products and related services are not widely accepted, our ability to make sales in the Tools business and Enterprise business will be hampered. There can be no assurance that our products and tools will be attractive to a sufficient number of users to generate significant revenues. If we are unable to evolve our present products and to develop new products that allow us to attract, retain, and expand a loyal membership base, our business, results of operations, and financial condition will be materially adversely affected.

THE RICH-MEDIA MARKET IS INTENSELY COMPETITIVE. WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ACHIEVE MARKET ACCEPTANCE.

    The rich-media market is intensely competitive. We expect the competition to increase as new competitors enter the market. Many of our competitors may have greater technical, marketing, and other resources. We believe that the primary competitive factors in providing rich-media application services and tools to development organizations and large corporations to be value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. To the extent that we are not able to attract sources of revenues from the Tools business and the Enterprise business, our business, results of operations, and financial condition will be materially adversely affected.

    A number of companies currently offer services or products that compete directly or indirectly with our current products and service offerings. These companies include Macromedia, Tekadence and MatchWare. These companies market a variety of products addressing our target markets, including software tools for authoring multimedia content. If we are unable to introduce competitive products with competitive training and consulting services, our business, results of operations, and financial condition will be materially adversely affected.

    Most of our current and potential significant competitors in the Internet services, graphics, and multimedia industries have longer operating histories, greater name recognition, and larger existing customer bases than us. These competitors may be able to respond faster to new or emerging technologies and changes in customer requirements. Because of their greater resources, they will be able to make more responsive changes to market conditions. Accordingly, there can be no assurance that we will be able to compete successfully in these industries.


OUR SOFTWARE DEPENDS ON APPLE'S QUICKTIME TECHNOLOGY TO FUNCTION PROPERLY. WE CANNOT ASSURE YOU THAT APPLE WILL CONTINUE TO DEVELOP THE QUICKTIME TECHNOLOGY OR DISTRIBUTE IT FREE OF CHARGE, OR WILL NOT DEVELOP SOFTWARE APPLICATIONS WHICH COMPETE DIRECTLY WITH TRIBEWORKS ISHELL PRODUCT.

    Our iShell product line currently requires installation of Apple Computer's QuickTime software in order to function properly on both Windows and Macintosh systems. We have no control over whether, and cannot assure that Apple's QuickTime will maintain or enlarge its current market share against competitive technologies. In addition, although Apple's QuickTime technology has been under development for more than nine years, we cannot assure that Apple will continue to develop the technology or distribute it free of charge to consumers. Apple may also substantially alter its business or licensing strategy with QuickTime in a way that could adversely impact our business, resulting in increases in our development costs. In addition, Apple has increased its graphic software development efforts and may decide to compete directly in the multimedia authoring tool market.

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

    We believe that establishing and maintaining the Tribeworks brand is a critical aspect of our efforts to attract and expand our Internet audience. The importance of brand recognition will increase due to the growing number of Internet sites and the relative lack of significant barriers to entry in providing Internet services, tools, products, and content. If we fail to promote and maintain our brand, or if we incur excessive expenses in an attempt to promote and maintain our brand, our business, financial condition and operating results will be materially adversely affected.

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

    Our performance and success depend substantially on the services of Duncan Kennedy, our President and CEO, and Robert Davidorf, our Chief Financial Officer, as well as on our ability to recruit, retain and motivate our other officers and key employees.

    We do not currently have employment contracts with key officers or employees, and their relationships with us are terminable at-will. Our success also depends on our ability to attract and retain additional qualified employees in the San Francisco Bay Area and in Tokyo. Competition for qualified personnel in the San Francisco Bay Area and Tokyo is intense and there are a limited number of persons with knowledge of and experience in our field of business. There can be no assurance that we will be able to attract and retain key personnel. The loss of one or more key employees or of our key service providers could have a material adverse effect on the Company.

    In addition, Mr. Soquet (one of our co-founders and a Director) performs software development services for us through Keepsake, the Belgian entity wholly-owned by him. Pursuant to a consulting agreement, Keepsake agreed to provide necessary services to us through June 2002. In the event that we are unable to retain Mr. Soquet's services after termination of Keepsake's agreement, our business and financial condition could be materially and adversely affected.

OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP SERVICES THAT MEET OUR CUSTOMERS' REQUIREMENTS. WE MAY NOT BE ABLE TO MEET THOSE REQUIREMENTS IF WE ARE UNABLE TO KEEP PACE WITH TECHNOLOGY TRENDS AND THE EVOLVING RICH-MEDIA INDUSTRY STANDARDS.

    Our success depends on our ability to develop and provide new services that meet our customers' changing requirements. The Internet is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product innovations. Our future success will depend, in part, on our ability to assess and effectively use unproven technologies and unproven standards. We must evaluate and utilize technical standards developed by industry committees. We must also evaluate and use proprietary multimedia development software provided by companies such as Apple, Microsoft, and RealNetworks to continue to develop our technological expertise, enhance our current services, develop new services that meet changing customer needs, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. If we fail to adequately assess or utilize these standards or proprietary technologies at the appropriate time in the marketplace, the competitive advantages of our products and services and our business, financial condition, and operating results could be materially adversely affected.

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

    Our future success will be affected by our ability to attract customers and subscribe Members from countries outside the United States including Japan where we maintain a wholly-owned subsidiary. We believe that the growth of the Internet in foreign countries will outpace growth of the Internet in the United States in the next decade. Foreign countries could impose withholding taxes or otherwise tax our foreign income, impose tariffs, embargoes or exchange controls, or adopt other restrictions on foreign trade or restrictions relating to use or access of or distribution of software through electronic means. The laws of certain countries also do not protect our intellectual property rights to the same extent as the laws of the United States. In addition, we are subject to the United States export control regulations that may restrict our ability to market and sell our products to certain countries outside of the United States. Failure in successfully marketing our products in international markets could have a material adverse effect on our business, operating results and financial conditions.

WE EXPECT QUARTERLY REVENUE AND OPERATING RESULTS TO VARY IN FUTURE PERIODS, WHICH COULD CAUSE OUR STOCK PRICE TO FLUCTUATE.

    Our limited operating results have varied widely in the past, and we expect they will continue to vary from quarter to quarter as we attempt to commercialize our product. Our quarterly results may fluctuate for many reasons, including:

           -   Limited operating history
           - Dependence on a limited number of customers for a significant portion of our revenue; and
           -   Dependence on membership fees to provide future revenue.

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

ITEM 7. FINANCIAL STATEMENTS.














                        TRIBEWORKS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000

                        TRIBEWORKS, INC. AND SUBSIDIARIES


                                Table of Contents


                                                                            Page

Independent Auditors' Report.................................................18

Consolidated Balance Sheet...................................................19

Consolidated Statements of Operations........................................20

Consolidated Statements of Cash Flows........................................21

Consolidated Statements of Stockholders' Deficit.............................23

Notes to Consolidated Financial Statements...................................24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Tribeworks, Inc.

We have audited the accompanying consolidated balance sheet of Tribeworks, Inc. and subsidiaries as of December 31, 2001, and the related consolidated statements of operations, cash flows, and stockholders' deficit for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tribeworks, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

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


/s/ TAUBER & BALSER, P.C.
-------------------------
Atlanta, Georgia
March 25, 2002


                        TRIBEWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2001



                                     ASSETS

Current Assets
   Cash                                                                         $           47,753
   Accounts receivable, net of $3,400 allowance                                             37,511
   Billed                                                                                  200,433
   Unbilled                                                                                 28,945
                                                                               -------------------
     Total Current Assets                                                                  314,642
                                                                               -------------------

Other Assets
   Equipment, net of accumulated depreciation of $27,318                                    21,277
   Technology license, net of accumulated amortization of $95,381                           34,619
                                                                               -------------------
                                                                                            55,896
                                                                               -------------------
TOTAL ASSETS                                                                    $          370,538
                                                                               ===================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                             $          414,994
   Accrued expenses                                                                         51,963
   Due to shareholders                                                                       6,232
   Billings in excess of costs and estimated earnings on uncompleted contracts              62,800
   Deferred revenue                                                                        138,074
                                                                               -------------------
     Total Current Liabilities                                                             674,063
                                                                               -------------------

Convertible Note Payable                                                                   100,000
                                                                               -------------------

Stockholders' Deficit
   Preferred stock: 50,000,000 shares authorized, none issued
   Common stock: 200,000,000 shares authorized, $.0001 par
     value, 18,434,628 shares issued and outstanding
                                                                                             1,846
   Additional paid-in capital                                                            3,030,825
   Unearned compensation                                                                  ( 52,760)
   Accumulated deficit                                                                  (3,383,436)
                                                                               -------------------
     Total Stockholders' Deficit                                                          (403,524)
                                                                               -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                     $          370,538
                                                                               ===================


The accompanying notes are an integral part of these consolidated financial statements



                        TRIBEWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                2001               2000
                                                                ----               ----

REVENUES                                                 $    1,521,839     $      725,872

COST OF SALES                                                   716,737            192,233
                                                         --------------     --------------
GROSS PROFIT                                                    805,102            533,639
                                                         --------------     --------------

OPERATING EXPENSES
   Product support                                               77,387            110,577
   Product development                                          186,981            461,350
   Sales and marketing                                          241,406            663,368
   General and administrative                                   795,852          1,246,557
                                                         --------------     --------------
                                                              1,301,626          2,481,852
                                                         --------------     --------------

LOSS FROM OPERATIONS                                           (496,524)        (1,948,213)

INCOME TAX BENEFIT                                              (72,800)                 -
                                                         --------------     --------------

LOSS BEFORE EXTRAORDINARY ITEM                           $     (423,724)     $  (1,948,213)

EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT
  OB DEBT (NET OF INCOME TAXES OF $72,800)                      110,129                  -
                                                         --------------     --------------

NET LOSS                                                 $     (313,595)    $   (1,948,213)
                                                         ==============     ==============

BASIC AND DILUTED LOSS PER COMMON SHARE
  Loss before extraordinary item                         $        (0.03)     $       (0.12)
  Extraordinary item                                               0.01                  -
                                                         --------------     --------------
  Net loss                                               $        (0.02)    $        (0.12)
                                                         ==============     ==============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                           17,377,545         16,538,827
                                                         ==============        ===========


The accompanying notes are an integral part of these consolidated financial statements



                        TRIBEWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                  2001                 2000
                                                                                  ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                               $(313,595)         $(1,948,213)
                                                                             ---------          -----------
     Adjustments:
         Depreciation and amortization                                          59,700               54,548
         Common stock issued for services                                       24,334              158,514
         Amortization of unearned compensation                                  50,890               64,985
         Gain on extinguishment of debt                                       (182,929)                   -
         Changes in:
             Accounts receivable                                              (198,247)              (8,457)
             Other assets                                                       35,494              (42,925)
             Note receivable, employee                                           5,622               (5,622)
             Accounts payable                                                  394,720              (17,190)
             Deferred revenue and billings in excess of costs
               and estimated earnings on uncompleted contracts                   6,180               96,711
             Other liabilities                                                   7,024               52,278
                                                                             ---------          -----------
                 Total adjustments                                             202,788              352,842
                                                                             ---------          -----------
         Net cash used in operating activities                                (110,807)          (1,595,371)
                                                                             ---------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                      (4,473)             (28,755)
                                                                             ---------          -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock                                     50,000            1,479,806
     Proceeds from convertible note payable                                    100,000                    -
                                                                             ---------          -----------
         Net cash provided by financing activities                             150,000            1,479,806
                                                                             ---------          -----------

NET INCREASE (DECREASE) IN CASH                                                 34,720             (144,320)

CASH, BEGINNING OF YEAR                                                         13,033              157,353
                                                                             ---------          -----------

CASH, END OF YEAR                                                            $  47,753          $    13,033
                                                                             =========          ===========


The accompanying notes are an integral part of these consolidated financial statements



                        TRIBEWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                               2001                2000
                                                                             ---------          -----------

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES

    Reclassification between additional paid-in capital and
      unearned compensation                                                  $(13,775)          $   117,425
                                                                             =========          ===========


The accompanying notes are an integral part of these consolidated financial statements





                        TRIBEWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                           Common Stock        Additional
                                       ---------------------    Paid-In      Unearned     Accumulated   Related Party
                                         Shares       Amount    Capital    Compensation     Deficit      Receivable        Total
                                       ----------     ------   ----------  ------------   -----------   -------------   ------------

Balances at December 31, 1999          16,010,000     $1,601   $1,103,801   $         -   $(1,151,628)     $(5,257)     $   (51,483)

Exercise of options and warrants          347,126         35      103,570             -             -            -          103,605
Issuance of common stock                  745,000         75    1,410,869             -             -            -        1,416,201
Stock issued for services                  74,855          7      158,507             -             -        5,257          158,514
Unearned compensation                           -          -      182,410      (117,425)            -            -           64,985
Net loss                                        -          -            -             -    (1,948,213)           -       (1,948,213)
                                       ----------    -------   ----------  ------------   -----------   -------------   ------------
Balances at December 31, 2000,
  as previously reported               17,176,981      1,718    2,959,157      (117,425)   (3,099,841)           -         (256,391)

Cancellation of stock for services        (13,332)        (1)     (29,999)            -        30,000            -                -
                                       ----------     ------   ----------  ------------   -----------   -------------   ------------

Restated Balances at December 31, 2000 17,163,649      1,717    2,929,158      (117,425)   (3,069,841)           -         (256,391)

Issuance of common stock                  200,000         20       49,980             -             -            -           50,000
Return of stock issued in error           (25,000)         -            -             -             -            -                -
Stock issued for services                 322,738         32       24,302             -             -            -           24,334
Stock issued in extinguishment of debt    773,241         77       33,812             -             -            -           33,889
Stock warrants issued in extinguishment
  of debt                                       -          -        7,348             -             -            -            7,348
Stock options issued for services               -          -        8,959        (8,959)            -            -                -
Stock warrants issued for services              -          -          366          (366)            -            -                -
Cancellation of stock options                   -          -      (23,100)       23,100             -            -                -
Amortization of unearned compensation           -          -            -        50,890             -            -           50,890
Net loss                                        -          -            -             -      (313,595)           -         (313,595)
                                       ----------     ------   ----------  ------------   -----------   -------------   ------------
Balances at December 31, 2001          18,434,628     $1,846   $3,030,825   $   (52,760)  $(3,383,436)     $     -      $  (403,525)
                                       ==========     ======   ==========  ============   ===========   =============   ============

The accompanying notes are an integral part of these consolidated financial statements


                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE A - NATURE OF BUSINESS AND ORGANIZATION


On August 20, 1998, the Company began its business activities. The Company's business activity results from a technology that provides next-generation tools for creating and delivering multimedia applications. Internet media developers use the technology for creation and deployment of electronic content that utilizes interactive features combining audio, video, animation and graphics content. The Company exploits its software primarily through memberships and customized licensed versions that include professional engineering to meet contract requirements.


NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     BASIS OF CONSOLIDATION

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly-owned subsidiaries, Tribeworks Development and Tribeworks Japan, which started business on August 30, 2000. The Company's operations are conducted through the subsidiaries. All material intercompany transactions have been eliminated.

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

     CUSTOMER CONCENTRATIONS

Accounts receivable are unsecured, and the Company is at risk to the extent that such amounts become uncollectible. In 2001 revenues from three customers accounted for 16%, 14% and 40% of total revenue, respectively. In 2000 revenues from two customers accounted for 23% and 12% of total revenue, respectively. At December 31, 2001, the unbilled portion of the receivables was from one customer. The full amount was collected in February 2002.

Revenues from international customers were approximately 74% and 25% of total revenues in 2001 and 2000, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 64% of revenues in 2001 were generated from Japanese customers.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     EQUIPMENT

Equipment is stated at cost less accumulated depreciation. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Useful lives are estimated to be three years.

     TECHNOLOGY LICENSE

The Company's principal business activity centers around the commercialization of iShell, which was developed by an officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 303,030 shares of common stock at an exercise price of $0.33 per share, valued at $30,000. This agreement is reflected in the financial statements as a technology license valued at $130,000 and is being amortized on a straight-line basis over an estimated three year useful life.

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

Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on customer development services are generally recognized under the percentage-of-completion method of accounting using an input measurement methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses are recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed and collectability is probable. If all aspects but the last have not been met or if post contract customer support could be material, revenue is recognized ratably over the life of the contract.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


     COMPENSATED ABSENCES

The Company accrues vacation pay for all full-time employees.

     SOFTWARE DEVELOPMENT COSTS

The Company expenses all software development costs in the period the costs are incurred.

     STOCK-BASED AWARDS

The Company accounts for stock based awards to employees under its "Equity Incentive Plan" as compensatory in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." The Company also issues stock based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation."

     FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. For the year ended December 31, 2001, the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

     NET LOSS PER COMMON SHARE

Basic loss per share (EPS) is computed based on net loss divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net loss divided by weighted average number of common and potential common share equivalents. The only potential common share equivalents are those related to stock options and warrants and the convertible note payable; however, such potential common share equivalents are anti-dilutive. Therefore the diluted EPS is the same as basic EPS.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE C - GOING CONCERN


The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of approximately $314,000 and $1,950,000 for the years ended December 31, 2001 and 2000, respectively, and had a working capital deficiency of approximately $360,000 and an equity deficiency of approximately $404,000 at December 31, 2001. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash from its operating activities during the years ended December 31, 2001 and 2000 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations.

Management's plans in this regard include additional marketing of its product line with special emphasis on its new customer development services in the U.S. and in Japan via its U.S. entity or its Tribeworks Japan subsidiary.

In view of the matters described, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its financing requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS


At December 31, 2001, billings in excess of costs and estimated earnings on uncompleted contracts consisted of approximately $125,000 of costs, $210,000 of estimated earnings, less $398,000 of billings.


NOTE E - INCOME TAXES


Deferred income taxes and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred tax assets as follows:

                                                      2001              2000
                                                  ------------      ------------

         Deferred tax assets                      $ 1,360,000       $ 1,230,000
         Less valuation allowance                  (1,360,000)       (1,230,000)
                                                  ------------      ------------
         Net deferred tax assets                  $          -       $         -
                                                  ============      ============

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE E - INCOME TAXES (CONTINUED)


The following is a reconciliation of applicable U.S. federal income tax rates (credits) to the effective tax rates included in the consolidated statements of operations:

                                                      2001              2000
                                                  ------------      ------------

         U.S. federal income tax rate               (34.0)%           (34.0)%
         State income tax rate, net of
            federal rate                             (5.8)             (5.8)
         Valuation allowance                         39.8              39.8
                                                    -----             -----
                                                      0.0%              0.0%
                                                    ======            ======

At December 31, 2001, the Company had available net operating loss carryforwards for income tax reporting purposes of approximately $3,224,000, which will expire in various periods through 2021. The potential tax benefit of the net operating loss carryforwards resulting from 2001 and 2000 operations amounted to approximately $325,000 and $1,900,000, respectively. The Company has not filed its 2000 federal and state income tax returns and its 2001 return is under extension.


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS


The Company's financial instruments include cash and receivables for which the Company believes that the fair value approximates their carrying amounts. It was impracticable to estimate the fair value of the other financial instruments.


NOTE G - STOCK OPTIONS AND STOCK WARRANTS


     STOCK OPTIONS

The Company has reserved 1,600,000 shares of its common stock for the exercise of options under its 1999 Equity Incentive Plan. The exercise price is the estimated fair market value at the grant date as determined by the Company's Board of Directors. The options vest over a period up to four years. At December 31, 2001, there were approximately 1,400,000 shares reserved for issuance under the 1999 Equity Incentive Plan.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE G - STOCK OPTIONS AND STOCK WARRANTS (CONTINUED)


A summary of the Company's stock option plan as of December 31, 2001 and 2000 and changes during the years ending on those dates is presented below:


                                                            2001                              2000
                                                -----------------------------     ------------------------------
                                                                  Weighted                          Weighted
                                                                   Average                           Average
                                                  Options      Exercise Price        Options     Exercise Price
                                                 ---------     --------------       ---------    --------------

Outstanding at beginning of year                   872,668          $1.59             757,097         $0.27
Granted                                            365,000           0.26             746,000          2.64
Exercised                                                -              -             (44,096)         0.08
Cancelled                                         (398,753)          1.70            (586,333)         1.33
                                                 ---------         ------           ---------        ------
Outstanding at end of year                         838,915          $0.95             872,668         $1.59
                                                 =========          =====           =========         =====
Options exercisable at end of year                 535,897          $0.94             294,347         $0.39
                                                 =========          =====           =========         =====
Weighted-average fair value of options
     granted during the year                                        $0.08                             $0.64
                                                                    =====                             =====



The following table summarizes information about stock options outstanding at December 31, 2001:


                                           Options Outstanding                           Options Exercisable
                             -------------------------------------------------    --------------------------------
                                                Weighted           Weighted                           Weighted
                                 Options         Average            Average          Options           Average
                               Outstanding   Remaining Life     Exercise Price     Outstanding     Exercise Price
                               -----------   --------------     --------------     -----------     --------------

                                 141,000        8.54 years           $3.09            94,626            $3.09
                                  34,000        8.82 years            2.50            13,500             2.50
                                  45,000        8.40 years            2.80            35,000             2.80
                                  12,000        8.10 years            1.75             5,438             1.75
                                  32,000        8.88 years            1.00             8,501             1.00
                                 180,000         .48 years            0.38           120,000             0.38
                                  55,000        1.14 years            0.25            20,625             0.25
                                 190,000        7.50 years            0.06           190,000             0.06
                                 149,915        3.58 years            0.05            48,207             0.05
                                --------                                           ---------
                                 838,915                                             535,897
                                ========                                            ========


                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE G - STOCK OPTIONS AND STOCK WARRANTS (CONTINUED)


The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options rather than Statement of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for the Company's stock option plans had been determined in accordance with the fair value based method prescribed in SFAS 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000: no dividend yield for each year; expected volatility of 25%; weighted-average risk-free interest rates of 4.55% and 6.33%, respectively; and weighted-average expected option lives of three years in 2001 and 2000.

                                                       2001            2000
                                                   ------------     -----------

    Net loss available to common shareholders:
         As reported                                  $(313,595)    $(1,948,213)
         Pro forma                                     (371,041)     (1,949,713)

Since the difference between the reported and pro forma net loss available to common shareholders is insignificant, there is no effect on the net loss per common share.

     STOCK WARRANTS

The Company has issued stock warrants in conjunction with the issuance of common stock, debt, the settlement of debt and for services. Activity related to stock warrants was as follows:

                                                            Weighted Average
                                              Warrants       Exercise Price
                                            -----------     ----------------
    Outstanding at December 31, 1999           303,030            $0.33
         Granted                               745,000             2.50
         Exercised                            (303,030)            0.33
         Expired                              (745,000)            2.50
                                            ----------           ------
    Outstanding at December 31, 2000                 -                -
         Granted                             3,415,915             0.26
         Cancelled                            (700,000)            0.38
                                            ----------            -----
    Outstanding at December 31, 2001         2,715,915            $0.23
                                            ==========            =====

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE G - STOCK OPTIONS AND STOCK WARRANTS (CONTINUED)


                                                           2001           2000
                                                         --------       --------

         Weighted-average fair value of warrants
           granted during the year                         $0.06          $0.62
                                                           =====          =====

The following table summarizes information about stock warrants outstanding at December 31, 2001:



                  Warrants Outstanding                          Warrants Exercisable
     -------------------------------------------------    --------------------------------
                        Weighted           Weighted                           Weighted
        Warrants         Average            Average         Warrants           Average
       Outstanding   Remaining Life     Exercise Price     Outstanding     Exercise Price
       -----------   --------------     --------------     -----------     --------------

         125,000        1.74 years           $1.75           125,000            $1.75
         792,500        1.67 years            0.38           320,833             0.38
         300,000        4.59 years            0.10            50,000             0.10
         851,340        1.74 years            0.06           851,340             0.06
         617,075        1.72 years            0.05           617,075             0.05
          30,000        1.07 years            0.01            30,000             0.01
     -----------                                         -----------
       2,715,915                                           1,994,248
      ==========                                          ==========



NOTE H - COMMITMENTS


     LEASES

On January 22, 2001, the Company and its lessor revised an existing lease agreement for office space. The revised lease term is at a monthly rental rate of $5,774 through May 2004. The lease agreement contains an option to extend for two years at a negotiated rate not to exceed $31 per square foot. In addition, the monthly rent in Japan is approximately $2,000 on a month-to-month lease agreement. Total rent expense for the years ended December 31, 2001 and 2000 was $48,269 and $62,045, respectively.

Future minimum lease payments under the long-term lease at December 31, 2001 are approximately:

             Year Ending
             December 31
             -----------

               2002                    $  69,288
               2003                       69,288
               2004                       23,096
                                      ----------
                                        $161,672
                                      ==========

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE H - COMMITMENTS (CONTINUED)


     DIRECTOR COMPENSATION

In October 2000 the Company entered into an agreement with a new member of the Board of Directors that provided for the issuance of 700,000 shares of common stock over twenty-four months in consideration for his services on the Board. Through February 4, 2001, 87,500 shares were issued under the terms of the agreement. On February 4, 2001, the Board of Directors cancelled the remaining portion of the agreement, 612,500 shares. The Board then agreed to issue 612,500 stock warrants at $0.375 per share. These warrants vest pro rata over a twenty month period. If the director's services cease prior to vesting, all unvested warrants are forfeited.


NOTE I - RELATED PARTY TRANSACTIONS


     OFFICER AND DIRECTOR OPTIONS AND WARRANTS

At December 31, 2001, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors which are included in Note G:

     Common Shares      Exercise           Expiration
      Under Option        Price               Date
     --------------     ---------     --------------------
          90,000          $0.06         June 30, 2009
         180,000           0.38         June 1, 2002
       ---------
         270,000
       =========

Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of 210,000 shares of common stock are exercisable at December 31, 2001.

At December 31, 2001, the Company had outstanding the following warrants to officers and directors which are included in Note G:

             Common Shares      Exercise           Expiration
             Under Warrant        Price               Date
           ----------------     ---------     --------------------
                 125,000          $1.75        October 5, 2003
                 612,500           0.38        February 4, 2003
                 180,000           0.38        January 1, 2006
                 601,340           0.06        September 26, 2003
                  10,000           0.01        February 21, 2003
            ------------
               1,528,840
            ============

Of the total outstanding warrants granted to officers and directors as discussed above, warrants to acquire up to an aggregate of 1,057,173 shares of common stock are exercisable at December 31, 2001.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


NOTE I - RELATED PARTY TRANSACTIONS (CONTINUED)


     DUE TO SHAREHOLDERS


During the period ended December 31, 1998, certain shareholders of the Company loaned $18,732 to the Company to finance some of its start-up costs. The $6,232 remaining balance of the loan at December 31, 2001 is non-interest bearing and payable on demand.


NOTE J - CONVERTIBLE NOTE


On January 21, 2001, the Company borrowed $100,000 under a Private Placement Agreement. Under the terms of the agreement the lender, upon the closing of a "Qualified Financing" (as that term is defined in the agreement), can convert the loan to common stock of the Company. The note is convertible at a price per share equal to the lesser of (1) the average closing price of the Company's stock for ten days prior to issuance of the note or (2) the price per share paid by investors in the Qualified Financing. As part of the agreement, the Company issued 20,000 two-year warrants to purchase common stock at $0.01 per share. The note bears interest at 10% per annum payable at maturity. The note matures on January 4, 2003 or upon a "Company Sale" and is unsecured.


NOTE K - EXTRAORDINARY ITEM


During 2001 the Company settled approximately $224,000 of accounts payable and accrued expenses for shares of common stock and warrants for common stock having a combined value of approximately $41,000. This extinguishment of debt resulted in an extraordinary gain of approximately $183,000.


NOTE L - SIGNIFICANT FOURTH QUARTER ADJUSTMENT


During the fourth quarter of 2001, the Company reclassified the approximately $183,000 of gain on the extinguishment of debt from paid-in-capital to extraordinary gain.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Effective March 9, 2001, the Board of Directors approved a change in certifying accountants from W. Alan Jorgensen, CPA ("Jorgensen") to Tauber & Balser, P.C. The previous accountant, Jorgensen, sold his business and resigned as the principal accountant for Tribeworks, Inc. ( the "Company"). The reports of Jorgensen on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that Jorgensen has advised the Company that his opinion on the Company's financial statements has been modified to express a "going concern qualification" regarding his uncertainties about the Company's ability to continue as a going concern.

    During the Company's fiscal years ended December 31, 1998 and December 31, 1999, and the period subsequent to November 14, 2000 preceding Jorgensen's resignation, there were no disagreements between the Company and Jorgensen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. Attached hereto as Exhibit 16.1 is a letter from Jorgensen stating whether he agrees with the statements made by the Company in this Form 10-KSB.

    On March 9, 2001, the Board of Directors of the Company selected Tauber & Balser, P.C., as the independent public accountants to examine the financial statements of the Company for fiscal year 2000. The Company had not consulted with Tauber & Balser, P.C. prior to its engagement regarding (i) either the application of accounting principles to a specific transaction, either completed or prosposed, or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement or a reportable event within the meaning of Item 304(a)(1) of Regulation S-B.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    The following table sets forth the name, age and positions of our directors, officers, executive officers and key employees.

                                                                  DIRECTOR OR
          NAME                  AGE  POSITION                     OFFICER
                                                                   SINCE

          Duncan J. Kennedy     37   President, Chief Executive    1998
                                     Officer and Director
          Robert C. Davidorf    33   Chief Financial Officer
                                     and Director                  2001
          Patrick Soquet        40   Director                      1998
          William R. Woodward   42   Director                      2000

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

     ROBERT C. DAVIDORF, Chief Financial Officer, and Director. Mr. Davidorf joined Tribeworks in January 2001 as CFO, and served as a Director since August 2001. Mr. Davidorf most recently served as General Manager of the San Francisco office for Los Angeles-based ARTISTdirect, Inc., where he oversaw the group responsible for the Company's digital music distribution efforts. Prior to ARTISTdirect, Mr. Davidorf founded Mjuice.com, an Internet technology company focusing on the secure delivery of MP3 music files, which was later sold to ARTISTdirect. At Mjuice.com, Mr. Davidorf served as the CFO and was a member of the Board of Directors. Before founding Mjuice.com, Davidorf served as Controller and interim-CFO of Oceania, Inc. and prior to that was a Consultant for the Corporate Finance, Recovery & Disputes division

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


of Price Waterhouse, LLP. Mr. Davidorf holds a B.S. in Economics, magna cum laude, from The University of Pennsylvania and is a Certified Public Accountant.

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

    Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16(a)-(e) and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-B stating that no Forms 5 were applicable to the Company's officers, directors and 10% stockholders were complied with.

ITEM 10.   EXECUTIVE COMPENSATION.

DIRECTOR COMPENSATION

    One Director, William R. Woodward, receives stock compensation for serving as a Director. The other Directors do not receive any compensation for their services as members of the Board of Directors. Directors are reimbursed for expenses in connection with attendance at Board of Directors and committee meetings. Directors are eligible to participate as optionees under our 1999 Stock Option Plan.

EXECUTIVE COMPENSATION

    The following table provides certain summary information concerning compensation of our Chief Executive Officer. No other current executive officer received annual salary and bonus in excess of $100,000 for the year ended December 31, 2001.


                           SUMMARY COMPENSATION TABLE

-------------------------------- --------- --------------------------------- -----------------------------------------------------
                                                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
-------------------------------- --------- --------------------------------- -----------------------------------------------------
                                                                                       AWARDS                    PAYOUTS
                                                                             --------------------------- -------------------------
                                                                                            SECURITIES
                                                                     OTHER                  UNDERLYING
                                                                     ANNUAL    RESTRICTED     OPTIONS/       LTIP       ALL OTHER
                                             SALARY       BONUS  COMPENSATION STOCK AWARD(S)    SARS        PAYOUTS    COMPENSATION
                                   YEAR        ($)         ($)         ($)         ($)            (#)          ($)          ($)
NAME AND PRINCIPAL POSITION(a)     (b)         (c)         (d)         (e)         (f)            (g)          (h)          (i)
-------------------------------- --------- ------------ ---------- --------- ------------- ------------ ------------ -------------

Duncan   Kennedy,    President,    2001     $ 69,123         --          --         --         325,000        --            --
Chief  Executive  Officer,  and
Director
-------------------------------- --------- ------------ ---------- --------- ------------- ------------ ------------ -------------
                                   2000     $126,583       --          --         --           --           --            --
-------------------------------- --------- ------------ ---------- --------- ------------- ------------ ------------ -------------
                                   1999     $101,750       --          --         --         100,000        --            --
-------------------------------- --------- ------------ ---------- --------- ------------- ------------ ------------ -------------

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


                        OPTION GRANTS IN LAST FISCAL YEAR

    The following table sets forth information concerning grants of stock options and warrants to each of the executive officers named in the compensation table above during fiscal year 2001. All options and warrants granted to these executive officers in the last fiscal year were granted under our Tribeworks, Inc. 2001 Stock Plan. The percent of the total options and warrants set forth below is based on an aggregate of 3,050,415 options and warrants granted to employees and consultants during fiscal year 2001. All options and warrants were granted at a fair market value as determined by our Board of Directors on the date of


                                                                             % Of Total
                                                                               Options
                                                              Number Of      Granted To
                                                             Securities       Employees       Exercise
                                                             Underlying       In Fiscal         Price      Expiration
           Name And Principal Position                         Options          Year           ($/Sh)         Date
           ---------------------------                    ---------------  --------------   -----------  ---------

           Duncan Kennedy, President, Chief Executive         325,000           10.7%          $0.06        9/26/03
           Officer, and Director



                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR END OPTION VALUES


    The following table sets forth information concerning option and warrant exercises in fiscal 2001 and exercisable and unexercisable stock options and warrants held by the executive officers named in the summary compensation table at December 31, 2001. The value of unexercised in-the-money options and warrants is based on a value of $0.07 per share, the fair market value of our common stock as of December 31, 2001, as determined by our board of directors minus the actual per share exercise prices, multiplied by the number of shares underlying the option or warrant. All options and warrants were granted under the 1999 Stock Option Plan or the Tribeworks, Inc. 2001 Stock Plan.


                                                                   Number Of Securities                Value Of Unexercised
                                                                  Underlying Unexercised              In-The-Money Options At
                                 Shares        Value                   Options At                            F-Y End
                                Acquired       Value                     F-Y End                               ($)
Name And Principal                 On         Realized   ----------------------------------- ------------------------------------
Position                        Exercise         ($)         Exercisable       Unexercisable     Exercisable        Unexercisable
----------------------        ------------  -----------  ------------------ ---------------- ------------------  ----------------

Duncan Kennedy, President,            --           --          415,000              --              $4,150               --
Chief
Executive Officer and
Director



CHANGE OF CONTROL ARRANGEMENTS

    Upon consummation of the Recapitalization, each of Duncan Kennedy, Gilbert Amar and Keepsake exchanged their shares of California Tribeworks common stock for shares of our common stock pursuant to Restricted Stock Purchase Agreements. Each of these agreements provided for Company's repurchase rights of the shares upon termination of each of these person's employment. Duncan Kennedy received 2,022,759 shares of common stock; we had the right to repurchase 500,000 as of the consummation of the Recapitalization. Gilbert Amar received 3,034,037 shares of our common stock; we had the right to repurchase 750,000 of those shares as of the consummation of the Recapitalization. Keepsake received 3,034,037 shares of common stock; we had the right to repurchase 750,000 of those shares as of the consummation of the Recapitalization. Each of these agreements provided that upon a change of control, the expiration of certain milestones, or by a resolution of the Board of Directors, the lapsing of the repurchase right will be accelerated such that our repurchase right with respect to 100% of the common stock would lapse.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


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


                                               Amount And
                                                Nature Of
          Name And Address Of                  Beneficial      Percent Of
          Beneficial Owner(1)                   Ownership         Class
          ------------------------          ---------------  ----------

          Duncan J. Kennedy (2)                2,367,760         12.56%
          Robert C. Davidorf (3)                 761,440         4.00%
          Patrick Soquet (4)                   3,480,668         18.88%
          William R. Woodward (5)                805,312         4.25%
          All Directors and Officers                             39.69%
                As a Group (4 persons)
          Gilbert Amar (6)                     3,084,038         16.42%


(1) Unless otherwise noted, the address of each of the named directors, officers and individuals is: c/o Tribeworks, Inc., 988 Market Street, San Francisco, CA 94102.

(2) Includes 415,000 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of March 31, 2002.

(3) Includes 601,340 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of March 31, 2002.

(4) All of the shares are owned of record by Keepsake, a Belgian entity owned by Mr. Soquet.

(5) Includes 517,812 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of March 31, 2002.

(6) Includes 350,000 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of March 31, 2002.



ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

    In September 2000, we had entered into a contract with GF Consulting Corp
(GF), a Canadian entity wholly owned by Gary Freeman, to assist us with its fund raising efforts. We had issued GF 60,852 shares of common stock during the fourth quarter of 2000 and the first quarter of 2001. On September 28, 2001 GF transferred these shares back to us due to non-performance of services. GF has signed an agreement to fully and completely release us from any and all claims, actions or causes of actions that GF may have against us for payment for GF's past consulting services.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


                                     PART IV

ITEM 13.       EXHIBITS, LISTS AND REPORTS ON FORM 8-K.

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

 16.1 Letter dated March 28, 2001 by W. Alan Jorgensen to Securities and Exchange Commission (Incorporated by reference to Exhibit
             16.1 to the Registrant's Form 10-KSB filed April 2, 2001).

 24.1        Power of Attorney (appears on the signature page of this report).




(b) The following reports on Form 8-K were filed during the quarter ended December 31, 2001:

None

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2001 AND 2000


SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRIBEWORKS, INC.


                                By: /s/ ROBERT C. DAVIDORF
                                    -------------------------------------
                                        Robert C. Davidorf
                                        Chief Financial Officer

Date: April 1, 2002


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert C. Davidorf and Duncan J. Kennedy, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                       Title                         Date

/s/ DUNCAN J. KENNEDY        Chief Executive Officer           April 1, 2002
----------------------       (Principal Executive Officer)
Duncan J. Kennedy



/s/ ROBERT C. DAVIDORF       Chief Financial Officer           April 1, 2002
-----------------------      (Principal Financial and
Robert C. Davidorf           Accounting Officer)



/s/ PATRICK SOQUET           Director                          April 1, 2002
-------------------
Patrick Soquet



/s/ WILLIAM R. WOODWARD      Director                          April 1, 2002
------------------------
William R. Woodward

EXHIBIT INDEX

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

16.1 Letter dated March 28, 2001 by W. Alan Jorgensen to Securities and Exchange Commission (Incorporated by reference to Exhibit
            16.1 to the Registrant's Form 10-KSB filed April 2, 2001).

24.1        Power of Attorney (appears on the signature page of this report).