Form 10QSB
period 2002-03-31
TRIBEWORKS INC
filed 2002-05-15
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   March 31, 2002
                               _________________________________________________

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from              N/A              to              N/A
                               _________________________________________________

Commission File Number:                        000-28675
                       _________________________________________________________

                                Tribeworks, Inc.
________________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             94-3370795
________________________________________________________________________________
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

988 Market Street, San Francisco, CA                                  94102
________________________________________________________________________________
(Address of principal executive offices)                        (Zip Code)

                                 (415) 674-5555
________________________________________________________________________________
                (Issuer's telephone number, including area code)

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


       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on May 14, 2002: 18,434,628 shares.

Transitional Small Business Disclosure Format:   [ ] Yes     [X] No

                                TRIBEWORKS, INC.
                    FIRST QUARTER 2001 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheet
           March 31, 2002                                                     3

           Unaudited Consolidated Statements of Operations
           Three Months Ended March 31, 2002 and 2001                         4

           Unaudited Consolidated Statements of Cash Flows
           Three Months Ended March 31, 2002 and 2001                         5

           Notes to Unaudited Consolidated Financial Statements               6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      9


PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                         12

  Item 6.  Exhibits and Reports on Form 8-K                                  12

  Signatures                                                                 13

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.

                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002



Current Assets
   Cash                                                             $    27,123
   Accounts receivable, net of $3,400 allowance                          17,758
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                            12,000
   Other                                                                 36,444
                                                                    ___________
     TOTAL CURRENT ASSETS                                                93,325
                                                                    ___________

Other Assets
   Equipment, net of accumulated depreciation of $32,858                 15,736
   Technology license, net of accumulated amortization
     of $104,733                                                         25,277
                                                                    ___________
                                                                         41,013
                                                                    ___________

TOTAL ASSETS                                                        $   134,339
                                                                    ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                 $   258,559
   Accrued expenses                                                      35,152
   Due to shareholders                                                    6,232
   Deferred revenue                                                     135,833
                                                                    ___________
     TOTAL CURRENT LIABILITIES                                          435,776
                                                                    ___________

   Convertible Note Payable                                             100,000
                                                                    ___________

Stockholders' Deficit
   Preferred stock: 50,000,000 shares authorized, none issued
   Common stock: 200,000,000 shares authorized, $.0001 par
     value, 18,434,628 shares issued and outstanding                      1,846
   Additional paid-in capital                                         3,020,003
   Unearned compensation                                                (39,099)
   Accumulated deficit                                               (3,384,188)
                                                                    ___________
     TOTAL STOCKHOLDERS' DEFICIT                                       (401,437)
                                                                    ___________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   134,339
                                                                    ===========

                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended March 31,
                                                     2002             2001
                                                  ___________      ___________

REVENUES                                          $   330,009      $   236,641

COST OF SALES                                         112,663          140,557
                                                  ___________      ___________

GROSS PROFIT                                          217,346           96,084
                                                  ___________      ___________

OPERATING EXPENSES
   Product support                                     13,654           29,285
   Product development                                 13,427           74,075
   Sales and marketing                                 43,046          100,556
   General and administrative                         147,968          302,857
                                                  ___________      ___________
                                                      218,097          506,773
                                                  ___________      ___________

LOSS FROM OPERATIONS                                     (751)        (410,689)

INCOME TAXES                                                -                -
                                                  ___________      ___________

NET LOSS                                          $      (751)     $  (410,689)
                                                  ===========      ===========

BASIC AND DILUTED LOSS PER COMMON SHARE           $     (0.00)     $     (0.02)
                                                  ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                 18,434,628       17,290,917
                                                  ===========      ===========

                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Three Months Ended March 31,
                                                     2002             2001
                                                  ___________      ___________

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                    $      (751)     $  (410,689)
                                                  ___________      ___________
      Adjustments:
           Depreciation and amortization               14,883           26,089
           Common stock issued for services                 -           37,656
           Amortization of unearned compensation        2,838           47,114
           Changes in:
              Accounts receivable                      19,753            5,793
              Costs and estimated earnings in
                excess of billings on
                uncompleted contracts                 188,433                -
              Other assets                             (7,499)            (575)
              Note receivable, employee                     -              395
              Accounts payable                       (156,435)         174,585
              Deferred revenue and billings in
                excess of costs and estimated
                earnings on uncompleted contracts     (65,041)          50,770
              Other liabilities                       (16,811)          14,911
                                                  ___________      ___________
                   Total adjustments                  (19,879)         356,738
                                                  ___________      ___________
           Net cash used in operating activities      (20,630)         (53,951)
                                                  ___________      ___________

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment                                 -          (15,679)
                                                  ___________      ___________
           Net cash used in investing activities            -          (15,679)
                                                  ___________      ___________

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                -           50,000
      Proceeds from convertible note payable                -          100,000
                                                  ___________      ___________
           Net cash provided by financing                  -          150,000
             activities                           ___________      ___________

NET INCREASE (DECREASE) IN CASH                       (20,630)          80,370

CASH, BEGINNING OF PERIOD                              47,753           13,033
                                                  ___________      ___________

CASH, END OF PERIOD                               $    27,123      $    93,403
                                                  ===========      ===========

                        TRIBEWORKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE A - PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 2002, and its results of operations and cash flows for the three months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

NOTE B - NATURE OF BUSINESS AND ORGANIZATION

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

NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

                       TRIBEWORKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. For the quarter ended March 31, 2002, the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

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

NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

At March 31, 2002, costs and estimated earnings in excess of billings on uncompleted contracts consisted of approximately $50,000 of costs, $67,000 of estimated earnings, less $105,000 of billings.

NOTE E - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net

                       TRIBEWORKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


NOTE E - GOING CONCERN
(CONTINUED)

loss of approximately $751 and $410,689 for the quarters ended March 31, 2002 and 2001, respectively, and had a working capital deficiency of approximately $342,000 and an equity deficiency of approximately $402,000 at March 31, 2002. The Company has sustained continuous losses from operations. The Company has used, rather than provided, cash from its operating activities during the quarters ended March 31, 2002 and 2001 and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations.

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


FORWARD LOOKING STATEMENTS

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

FINANCIAL CONDITION

For twelve months ended March 31, 2002 we reported net income of $96,345 compared to a net loss of $2,062,091 for the twelve months ended March 31, 2001. While we cannot make assurances that we will continue to operate profitably, we believe that we are operating our current organization at an efficient level, and we are well situated to take advantage of market opportunities as they arise in a cost-effective manner.

During the second quarter of 2001, we began reduce operating expenses in the face of mounting losses and a downturn in the financial markets. As of March 31, 2002, we have implemented all major steps in our restructuring and one result is improved financial performance. For the first quarter of 2002, we reported a net loss of $751, compared to a net loss of $410,689 for the first quarter of 2001.Because we have been able to achieve favorable results and because raising money at our current market valuation would be highly dilutive for existing shareholders, we do not have current plans for equity financing.

We sell software and services to two categories of customers.

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

RESULTS OF OPERATIONS

REVENUES

Revenues were $330,009 for the quarter ended March 31, 2002, an increase of 39% over revenues of $236,641 for the quarter ended March 31, 2001. The Tools Business, which includes sales of memberships, and sales of books and 3rd party plug-ins from the Tribeworks website, decreased by 9% to $81,740 for the first quarter of 2002, compared to $89,968 for first quarter of 2001. The decrease in sales was primarily due to difficult market conditions in the multimedia software sector. This was evidenced by the fact that several of our existing and potential Tools customers experienced financial problems with their businesses. We anticipate that a general improvement in economic conditions will lead to an improvement in Tools sales. The Enterprise business increased in the first quarter of 2002 by 69% to $248,269, compared with $146,672 for the first quarter of 2001. Enterprise revenues for the first quarter of 2002 consisted of $181,182 in professional services revenues and $67,077 in licensing revenues, compared with $128,339 in professional services revenues and $18,333 licensing revenues for the first quarter of 2001. International revenues, which consist of sales to foreign customers, represented 56% of revenues for the first quarter of 2002, compared to 47% of revenues for the first quarter of 2001. The Company's revenues from Japanese customers increased to 47% of total revenues for the first quarter of 2002, from 20% for the first quarter of 2001.

COST OF SALES

Cost of sales includes royalties paid to third parties for licensed technology, amortization costs related to acquired technology, costs associated with order fulfillment, and costs associated with customer development services. Cost of sales was $112,663 for the quarter ended March 31, 2002, down from $140,557 for the quarter ended March 31, 2001. Gross margins increased on a percentage basis to 66% for the first quarter of 2002 from 41% for the first quarter of 2001. This increase was to a decreased emphasis on outsourced personnel on professional services contracts and an increase in licensing revenues.

OPERATING EXPENSES

Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $13,654 and $29,285 for the quarters ended March 31, 2002 and March 31, 2001, respectively. As a percentage of Tools sales, product support expenses were 15% and 33% for the first quarters of 2002 and 2001, respectively. The decrease is due to a reduction in product support staff, efficiencies achieved in the support process, and reallocation of part of the product support personnel to Enterprise projects.

Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $13,427 and $74,075 for the quarters ended March 31, 2002 and 2001, respectively. This decrease primarily reflects the assignment of several software engineers to billable professional services projects. In spite of the reduction of expenses, we issued a preview release of the next version of our multimedia authoring tool, iShell, during the first quarter of 2002.

Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $43,046 and $100,556 for the quarters ended March 31, 2002 and 2001, respectively. This decrease reflects a reduction in personnel and discretionary spending in the sales and marketing areas. We reduced headcount in these areas so we could position ourselves toward profitability. We do not believe that such reductions adversely affected our sales efforts, and in fact believe these reductions allowed our current sales team to become more focused.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $147,968 and $302,857 for the quarters ended March 31, 2002 and 2001, respectively. The decrease was due primarily to cost-cutting measures enacted beginning in the second quarter of 2001. During the quarter we paid reduced salaries and fees to key employees and consultants. Should our cash position materially improve, we expect to pay increased salaries and fees to these key employees and consultants, and therefore experience increased operating expenses, especially in the general and administrative category.

PROVISION (BENEFIT) FOR INCOME TAXES

We recorded no tax provision for the quarter ended March 31, 2002 and no tax provision for the quarter ended March 31, 2001.

NET LOSS

Net loss was $751 for the quarter ended March 31, 2002, compared to a net loss of $410,689 for the quarter ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2002, we had cash of $27,123 compared to $93,403 at March 31, 2001.

Our capital requirements have been reduced significantly from previous quarters based on cost reductions. While our capital requirements continue to be significant, we are not currently pursuing equity financing, due to our stabilized working capital position and our low market capitalization. Since inception, the Company has financed its operations through issuance of stock and revenues in the Tools and Enterprise businesses. Through March 31, 2002, the Company had raised $2,672,656 from the sale of stock. At March 31, 2002, the principal source of liquidity for the Company was $27,123 of cash.

Cash used in operating activities was $20,630 for the quarter ended March 31, 2002 and cash used in operating activities was $53,951 for the quarter ended March 31, 2001.

Cash used in investing activities for the quarters ended March 31, 2002 and 2001 was $0 and $15,679, respectively. Expenditures were for equipment purchases for the quarter ended March 31, 2001.

Cash provided by financing activities for the quarters ended March 31, 2002 and 2001 was $0 and $150,000, respectively. Cash inflows for the quarter ended March 31, 2001 were from stock sales and the issuance of a convertible note.

We cannot make assurances that we will be profitable and that should investment funds become necessary, that such funds will be available to us or available on commercially reasonable terms. We do not expect to devote substantial capital resources to additional hiring of personnel if more funds do not become available to us. In addition, the inability to obtain sufficient funds from operations and external sources would have a material adverse effect on our business, results of operations, and financial condition.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

We made no sales of the Company's unregistered common stock during the quarter ended March 31, 2002.

During the quarter, we issued an incentive stock option to an employee giving him the right to purchase 300,000 shares of our common stock at an exercise price of $0.06 per share. This option was issued from our 1999 Stock Option Plan.


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

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2002:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tribeworks, Inc.,
                                           a Delaware corporation



Date: May 15, 2002                         /s/ DUNCAN J. KENNEDY
                                           -------------------------
                                           Duncan J. Kennedy,
                                           President and Chief Executive Officer



                                           /s/ ROBERT C. DAVIDORF
                                           --------------------------
                                           Robert C. Davidorf,
                                           Chief Financial Officer