Form 10QSB
period 2002-06-30
TRIBEWORKS INC
filed 2002-08-14
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2002
                               _________________________________________________

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          N/A             to          N/A
                               _______________________      ____________________

Commission File Number:                     000-28675
                       _________________________________________________________

                                Tribeworks, Inc.
________________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

            Delaware                                       94-3370795
________________________________________________________________________________
(State or other jurisdiction of incorporation            (I.R.S. Employer
           or organization)                              Identification No.)

 988 Market Street, San Francisco, CA                          94102
________________________________________________________________________________
(Address of principal executive offices)                     (Zip Code)

                                 (415) 674-5555
________________________________________________________________________________
                (Issuer's telephone number, including area code)

                                       N/A
________________________________________________________________________________
(Former name,former address and former fiscal year,if changed since last report)


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

       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on August 14, 2002: 18,634,628 shares.

Transitional Small Business Disclosure Format:     Yes   X  No
                                               ___      ___

                                TRIBEWORKS, INC.
                    SECOND QUARTER 2002 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                        PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

         Unaudited Consolidated Balance Sheet
         June 30, 2002                                                     3

         Unaudited Consolidated Statements of Operations
         Three Months and Six Months Ended June 30, 2002 and 2001          4

         Unaudited Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2002 and 2001                           5

         Notes to Unaudited Consolidated Financial Statements              6

  Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                     9


PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                      12

  Item 6.  Exhibits and Reports on Form 8-K                               12

  Signatures                                                              13

  Exhibits                                                                14

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.


                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

Current Assets
   Cash                                                                            $     8,394
   Accounts receivable, net of $3,400 allowance                                         20,540
   Costs and estimated earnings in excess of billings on uncompleted contracts          10,250
   Other                                                                                38,778
                                                                                   ___________
     TOTAL CURRENT ASSETS                                                               77,962
                                                                                   ___________

Other Assets
   Equipment, net of accumulated depreciation of $36,908                                11,686
   Technology license, net of accumulated amortization of $115,556                      14,444
                                                                                   ___________
     TOTAL OTHER ASSETS                                                                 26,130
                                                                                   ___________

TOTAL ASSETS                                                                       $   104,092
                                                                                   ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                $   227,994
   Accrued expenses                                                                     35,351
   Due to shareholders                                                                   6,232
   Deferred revenue                                                                    127,385
                                                                                   ___________
     TOTAL CURRENT LIABILITIES                                                         396,962
                                                                                   ___________

   Convertible Note Payable                                                            100,000
                                                                                   ___________

Stockholders' Deficit
   Preferred stock: 50,000,000 shares authorized, none issued
   Common stock: 200,000,000 shares authorized, $.0001 par
     value, 18,634,628 shares issued and outstanding                                     1,886
   Additional paid-in capital                                                        3,021,303
   Unearned compensation                                                               (14,275)
   Accumulated deficit                                                              (3,401,784)
                                                                                   ___________
     TOTAL STOCKHOLDERS' DEFICIT                                                      (392,870)
                                                                                   ___________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                        $   104,092
                                                                                   ===========


                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended June 30,         Six Months Ended June 30,
                                                                2002             2001              2002             2001
                                                                ____             ____              ____             ____

REVENUES                                                   $    223,477     $    249,914      $   553,485      $    486,555

COST OF SALES                                                    50,034          143,320          162,697           283,877
                                                           ____________     ____________      ___________      ____________

GROSS PROFIT                                                    173,443          106,594          390,788           202,678
                                                           ____________     ____________      ___________      ____________


OPERATING EXPENSES
   Product support                                               15,639           15,476           29,292            44,761
   Product development                                           25,179           66,024           38,606           140,099
   Sales and marketing                                           53,810           82,017           96,857           182,573
   General and administrative                                    96,411          197,150          244,380           500,007
                                                           ____________     ____________      ___________      ____________
                                                                191,039          360,667          409,135           867,440
                                                           ____________     ____________      ___________      ____________

LOSS FROM OPERATIONS                                            (17,596)        (254,073)         (18,347)         (664,762)

INCOME TAXES                                                          -                -                -                 -
                                                           ____________     ____________      ___________      ____________

NET LOSS                                                   $    (17,596)    $   (254,073)     $   (18,347)     $   (664,762)
                                                           ============     ============      ===========      ============

BASIC AND DILUTED LOSS PER COMMON SHARE                    $      (0.00)    $      (0.01)     $     (0.00)     $      (0.04)
                                                           ============     ============      ===========      ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                           18,428,035       17,428,668       18,431,313        17,359,792
                                                           ============     ============      ===========      ============




                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   Six Months Ended June 30,
                                                                                      2002            2001
                                                                                      ____            ____

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                     $      (18,347)  $    (664,762)
                                                                                _______________  _____________
   Adjustments:
       Depreciation                                                                     29,766          29,766
       Common stock issued for services                                                 14,000          37,656
       Amortization of unearned compensation                                            15,001          54,198
       Changes in:
          Accounts receivable                                                           16,971          (6,711)
          Costs and estimated earnings in excess of billings on
           uncompleted contracts                                                       190,183               -
          Other assets                                                                  (9,833)          2,240
          Note receivable, employee                                                          -           5,622
          Accounts payable                                                            (187,000)        193,295
          Deferred revenue and billings in excess of costs
           and estimated earnings on uncompleted contracts                             (73,488)        236,533
          Other liabilities                                                            (16,612)         49,300
                                                                                _______________  _____________
              Total adjustments                                                        (21,012)        601,899
                                                                                _______________  _____________
       Net cash used in operating activities                                           (39,359)        (62,863)
                                                                                _______________  _____________

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                                                     -          (4,473)
                                                                                _______________  _____________
       Net cash used in investing activities                                                 -          (4,473)
                                                                                _______________  _____________

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock                                                    -          50,000
   Proceeds from convertible note payable                                                    -         100,000
                                                                                _______________  _____________
       Net cash provided by financing activities                                             -         150,000
                                                                                _______________  _____________

NET INCREASE (DECREASE) IN CASH                                                        (39,359)         82,664

CASH, BEGINNING OF PERIOD                                                               47,753          13,033
                                                                                _______________  _____________

CASH, END OF PERIOD                                                             $        8,394   $      95,697
                                                                                ===============  =============

                        TRIBEWORKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE A - PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of June 30, 2002, and its results of operations and cash flows for the six months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

                        TRIBEWORKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. For the quarter ended June 30, 2002, the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

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

NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

At June 30, 2002, costs and estimated earnings in excess of billings on uncompleted contracts consisted of approximately $85,000 of costs, $100,000 of estimated earnings, less $175,000 of billings.

NOTE E - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net

                        TRIBEWORKS, INC. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE E - GOING CONCERN
         (CONTINUED)

loss of approximately $17,596 and $254,073 for the quarters ended June 30, 2002 and 2001, respectively, and had a working capital deficiency of approximately $319,000 and an equity deficiency of approximately $393,000 at June 30, 2002. The Company has sustained continuous losses from operations. The Company used, rather than provided, cash from its operating activities during the quarter ended June 30, 2002 and has deferred payment of certain accounts payable and accrued expenses. Given these results, improved operations or additional capital will be needed to sustain the Company's operations.

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

FINANCIAL CONDITION

For twelve months ended June 30, 2002, we reported net income of $332,822 compared to a net loss of $1,898,291 for the twelve months ended June 30, 2001. While we cannot make assurances that we will continue to operate profitably, we believe that we are operating our current organization at an efficient level, and we are well situated to take advantage of market opportunities as they arise in a cost-effective manner. For twelve months ended June 30, 2002, we reported revenues of $1,588,771 compared to revenues of $808,386 for the twelve months ended June 30, 2001.

For the second quarter of 2002, we reported a net loss of $17,596, compared to a net loss of $254,073 for the second quarter of 2001. The second quarter loss of $17,596 for 2002 includes the following non-cash charges: $14,000 expense for stock issued for services, $12,163 expense for amortization of unearned compensation, and $14,833 expense related to technology license amortization and depreciation of fixed assets. Because we have been able to achieve favorable results and because raising money at our current market valuation would be highly dilutive for existing shareholders, we do not have current plans for equity financing.

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

The scope of our current development activities includes 1) development of iShell 3, the next generation of our PC-Based authoring product, which will include support for XML and Apple Computer's OSX plus other enhancements, and 2) development of multimedia tools for devices other than the PC, including mobile devices and digital signs.

We plan to continue to sell our products directly to end customers and also expand our selling efforts to include reseller channels for our software.

RESULTS OF OPERATIONS

REVENUES

Revenues were $223,477 for the quarter ended June 30, 2002, a decrease of 11% compared to revenues of $249,914 for the quarter ended June 30, 2001. The Tools Business, which includes sales of memberships, and sales of books and 3rd party plug-ins from the Tribeworks website, decreased by 5% to $87,701 for the second quarter of 2002, compared to $92,395 for the second quarter of 2001. The decrease in sales was primarily due to difficult market conditions in the multimedia software sector. This was evidenced by the fact that several of our existing and potential Tools customers experienced financial problems with their businesses. The Enterprise business decreased in the second quarter of 2002 by 14% to $135,775, compared with $157,519 for the second quarter of 2001. Enterprise revenues for the second quarter of 2002 consisted of $101,041 in professional services revenues and $34,734 in licensing revenues, compared with $137,519 in professional services revenues and $20,000 in licensing revenues for the second quarter of 2001. International revenues, which consist of sales to foreign customers, represented 34% of revenues for the second quarter of 2002, compared to 72% of revenues for the second quarter of 2001. Our revenues from Japanese customers decreased to 19% of total revenues for the second quarter of 2002, from 58% for the second quarter of 2001. The proportional decrease in international revenue in the Enterprise business is based on the acquisition of a contract with US-based company for development of a customized version of iShell, and the completion of the NTKR contract in Japan.

Revenues were $553,485 for the six months ended June 30, 2002, an increase of 14% over revenues of $486,554 for the six months ended June 30, 2001. The Tools Business decreased in the first six months of 2002 by 7% to $169,441, compared with $182,363 for the first six months of 2001. The Enterprise business grew in the first six months of 2002 by 26% to $384,044, compared with $304,191 for 2001.

COST OF SALES

Cost of sales includes royalties paid to third parties for licensed technology, amortization costs related to acquired technology, costs associated with order fulfillment, and costs associated with customer development services. Cost of sales was $50,034 for the quarter ended June 30, 2002, down from $143,320 for the quarter ended June 30, 2001. Gross margins increased on a percentage basis to 78% for the second quarter of 2002 from 43% for the second quarter of 2001. This increase was due to a decreased emphasis on outsourced personnel on professional services contracts, decreased pay rates for employees, and a proportional increase in licensing revenues relative to professional services revenues.

Cost of sales was $162,697 for the six months ended June 30, 2002, down from $283,877 for the six months ended June 30, 2001. Gross margins increased on a percentage basis from 42% for the first six months of 2001 to 71% for the first six months of 2002.

OPERATING EXPENSES

Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $15,639 and $15,476 for the quarters ended June 30, 2002 and June 30, 2001, respectively. As a percentage of Tools sales, product support expenses were 18% and 15% for the second quarters of 2002 and 2001, respectively. Product support expenses were $29,292 and $44,761 for the six months ended June 30, 2002 and June 30, 2001, respectively.

Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $25,179 and $66,024 for the quarters ended June 30, 2002 and 2001, respectively. This decrease primarily reflects the assignment of several software engineers to billable professional services projects. Product development expenses were $38,606 and $140,099 for the six months ended June 30, 2002 and June 30, 2001, respectively.

Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $53,810 and $82,017 for the quarters ended June 30, 2002 and 2001, respectively. This decrease reflects a reduction in personnel and discretionary spending in the sales and marketing areas. We reduced headcount in these areas so we could position ourselves toward profitability. We do not believe that such reductions adversely affected our sales efforts, and in fact believe these reductions allowed our current sales team to become more focused. Sales and marketing expenses were $96,857 and $182,573 for the six months ended June 30, 2002 and June 30, 2001, respectively.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $96,411 and $197,150 for the quarters ended June 30, 2002 and 2001, respectively. The decrease was due primarily to cost-cutting measures enacted beginning in the second quarter of 2001. During the quarter we paid reduced salaries and fees to key employees and consultants. Should our cash position materially improve, we expect to pay increased salaries and fees to these key employees and consultants, and therefore experience increased operating expenses, especially in the general and administrative category. General and administrative expenses were $244,380 and $500,007 for the six months ended June 30, 2002 and June 30, 2001, respectively.

PROVISION (BENEFIT) FOR INCOME TAXES

We recorded no tax provision for the quarter ended June 30, 2002 and no tax provision for the quarter ended June 30, 2001. We recorded no tax provision for the six months ended June 30, 2002 and no tax provision for the six months ended June 30, 2001.

NET LOSS

Net loss was $17,596 for the quarter ended June 30, 2002, compared to a net loss of $254,073 for the quarter ended June 30, 2001. Net loss was $18,347 for the six months ended June 30, 2002, compared to a net loss of $664,762 for the six months ended June 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2002, we had cash of $8,394 compared to $95,697 at June 30, 2001.

Our capital requirements have been reduced significantly from previous quarters based on cost reductions. While our capital requirements continue to be significant, we are not currently pursuing equity financing, due to our stabilized working capital position and our low market capitalization. Since inception, the Company has financed its operations through issuance of stock and revenues in the Tools and Enterprise businesses. Through June 30, 2002, the Company had raised $2,672,656 from the sale of stock. At June 30, 2002, the principal source of liquidity for the Company was $8,394 of cash.

Cash used in operating activities was $18,729 for the quarter ended June 30, 2002 and cash generated from operating activities was $2,294 for the quarter ended June 30, 2001. Cash used in operating activities for the six months ended June 30, 2002 and 2001 was $39,359 and $51,657, respectively. The large decrease in accounts payable was primarily caused by the completion of the NTKR project, for which we had had accrued approximately $200,000 of expenses for outsourced personnel at December 31, 2001, which we paid off in full upon completion of the contract in February 2002.

Cash used in investing activities for the quarters ended June 30, 2002 and 2001 was $0 and $0, respectively. Cash used in investing activities for the six months ended June 30, 2002 and 2001 was $0 and $4,473, respectively.

Cash provided by financing activities for the quarters ended June 30, 2002 and 2001 was $0 and $150,000, respectively. Cash inflows for the quarter ended June 30, 2001 were from stock sales and the issuance of a convertible note. Cash provided by financing activities for the six months ended June 30, 2002 and 2001 was $0 and $150,000, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

We made the following recent sales of the Company's unregistered common stock during the quarter ended June 30, 2002. All sales or awards were made pursuant to section 4(2) of the Securities Act of 1933 and none of the sales or awards were made with the assistance of underwriters.

During the quarter, we issued an incentive stock option to an employee giving him the right to purchase 200,000 shares of our common stock at an exercise price of $0.035 per share. This option was issued from our 1999 Stock Option Plan. We also issued a common stock warrant to a consultant giving him the right to purchase 40,000 shares of our common stock at an exercise price of $0.035 per share. We also issued 400,000 shares of our common stock to director William R. Woodward, who is providing us services valued at $40,000 outside the scope of his directorship. These shares were issued pursuant to our 2001 Tribeworks, Inc. Stock Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included in this report or incorporated by reference into this report:

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS
    ______       _______________________

      2.1 Form of Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition corporation, dated November 2, 1999 (Incorporated by reference to Exhibit
                 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.1 Articles of Incorporation of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.2 Bylaws of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB/A filed July 10, 2000).
     10.1 Consulting Agreement by and between Tribeworks, Inc., a Delaware Corporation and William R. Woodward, dated January 1, 2002
     99.1        Certification Pursuant to 18 U.S.C. Section 1350

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2002:

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tribeworks, Inc.,
                                           a Delaware corporation

Date: August 14, 2002                      /s/ DUNCAN J. KENNEDY
                                           _____________________
                                           Duncan J. Kennedy,
                                           President and Chief Executive Officer

                                           /s/ ROBERT C. DAVIDORF
                                           ______________________
                                           Robert C. Davidorf,
                                           Chief Financial Officer