Form 10QSB
period 2002-09-30
TRIBEWORKS INC
filed 2002-11-14
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 2002
                                              __________________

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from          N/A           to          N/A
                               ______________________    ______________________


                       Commission File Number: 000-28675
                                               _________


                                Tribeworks, Inc.
        _________________________________________________________________
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


       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on November 14, 2002: 18,634,628 shares.


Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

                                TRIBEWORKS, INC.
                    THIRD QUARTER 2002 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS


                                                                            PAGE

PART I.    FINANCIAL INFORMATION

  Item 1.  Consolidated Financial Statements

           Unaudited Consolidated Balance Sheet
           September 30, 2002                                                 3

           Unaudited Consolidated Statements of Operations
           Three Months and Nine Months Ended September 30, 2002 and 2001     4

           Unaudited Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2002 and 2001                      5

           Notes to Unaudited Consolidated Financial Statements               6

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      9

  Item 3.  Controls and Procedures                                           11


PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                         12

  Item 6.  Exhibits and Reports on Form 8-K                                  12

  Signatures                                                                 13

  Exhibits                                                                   14

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.


                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2002



Current Assets
   Cash                                                                                $   21,362
   Accounts receivable, net of $3,400 allowance                                            39,666
   Costs and estimated earnings in excess of billings on uncompleted contracts              5,000
   Prepaid expenses                                                                        40,415
                                                                                       __________
     TOTAL CURRENT ASSETS                                                                 106,442
                                                                                       __________
Other Assets
   Equipment, net of accumulated depreciation of $40,958                                    7,637
   Technology license, net of accumulated amortization of $126,390                          3,610
                                                                                       __________
     TOTAL OTHER ASSETS                                                                    11,247
                                                                                       __________

TOTAL ASSETS                                                                           $  117,689
                                                                                       ==========


                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                                    $  244,790
   Accrued expenses                                                                        36,413
   Due to shareholders                                                                      6,232
   Deferred revenue                                                                       134,393
   Convertible note payable                                                               100,000
                                                                                       __________
     TOTAL CURRENT LIABILITIES                                                            521,828
                                                                                       __________

Stockholders' Deficit
   Preferred stock: 50,000,000 shares authorized, none issued
   Common stock: 200,000,000 shares authorized, $.0001 par
     value, 18,634,628 shares issued and outstanding                                        1,863
   Additional paid-in capital                                                           3,021,326
   Unearned compensation                                                                   (9,483)
   Accumulated deficit                                                                 (3,417,845)
                                                                                       ___________
     TOTAL STOCKHOLDERS' DEFICIT                                                         (404,138)
                                                                                       __________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                            $  117,689
                                                                                       ==========



                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Three Months Ended                Nine Months Ended
                                                   September 30,                     September 30,
                                            ____________________________      ____________________________
                                               2002             2001             2002             2001
                                            ___________      ___________      ___________      ___________

REVENUES                                    $   169,983      $   488,160      $   723,468      $   974,715

COST OF SALES                                    30,795          190,574          193,492          474,451
                                            ___________      ___________      ___________      ___________
GROSS PROFIT                                    139,188          297,586          529,976          500,264
                                            ___________      ___________      ___________      ___________

OPERATING EXPENSES
   Product support                               10,896           15,258           40,188           60,019
   Product development                           30,828           13,228           69,435          153,327
   Sales and marketing                           37,948           39,380          134,805          221,954
   General and administrative                    75,576          172,872          319,956          642,878
                                            ___________      ___________      ___________      ___________
                                                155,249          240,737          564,384        1,078,177
                                            ___________      ___________      ___________      ___________

INCOME (LOSS) FROM OPERATIONS                   (16,061)          56,849          (34,408)        (577,913)

INCOME TAXES                                          -                -                -                -
                                            ___________      ___________      ___________      ___________
NET INCOME (LOSS)                           $   (16,061)     $    56,849      $   (34,408)     $  (577,913)
                                            ===========      ===========      ===========      ===========


BASIC AND DILUTED LOSS PER COMMON SHARE     $     (0.00)     $      0.00      $     (0.00)     $     (0.03)
                                            ===========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                           18,634,628       17,544,495       18,499,829       17,269,020
                                            ===========      ===========      ===========      ===========




                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                Nine Months Ended September 30,
                                                                _______________________________
                                                                     2002            2001
                                                                   _________       _________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                        $ (34,408)      $(577,913)
                                                                   _________       _________
   Adjustments:
      Depreciation and amortization                                   44,649          44,649
      Common stock issued for services                                14,000         228,501
      Amortization of unearned compensation                           19,794          85,214
      Changes in:
         Accounts receivable                                          (2,155)          5,916
         Costs and estimated earnings in excess of billings on
            uncompleted contracts                                    195,433               -
         Prepaid expenses                                            (11,470)         13,667
         Note receivable, employee                                         -           5,622
         Accounts payable                                           (170,204)        147,091
         Deferred revenue and billings in excess of costs
         and estimated earnings on uncompleted contracts             (66,481)         53,605
         Other liabilities                                           (15,550)        (53,542)
                                                                   _________       _________
            Total adjustments                                          8,016         530,724
                                                                   _________       _________
      Net cash used in operating activities                          (26,391)        (47,190)
                                                                   _________       _________
CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment                                                -          (4,473)
                                                                   _________       _________
         Net  cash  used  in investing                                     -          (4,473)
                                                                   _________       _________

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from issuance of common stock                               -          50,000
      Proceeds from convertible note payable                               -         100,000
                                                                   _________       _________
         Net cash provided by financing activities                         -         150,000
                                                                   _________       _________

NET INCREASE (DECREASE) IN CASH                                      (26,391)         98,337

CASH, BEGINNING OF PERIOD                                             47,753          13,033
                                                                   _________       _________
CASH, END OF PERIOD                                                $  21,362       $ 111,370
                                                                   =========       =========


                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE A - PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of September 30, 2002, and its results of operations and cash flows for the three and nine months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

TECHNOLOGY LICENSE

The Company's principal business activity centers around the commercialization of iShell, which was developed by an officer and director of the Company and an affiliate of the Company. In November 1999, the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 303,030 shares of common stock at an exercise price of $0.33 per share, valued at $30,000. This agreement is reflected in the financial statements as a technology license valued at $130,000 and is being amortized on a straight-line basis over an estimated three year useful life.

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

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.

Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on customer development services are generally recognized under the percentage-of-completion method of accounting using an input measurement methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses are recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have not been met or if post contract customer support could be material, revenue is recognized ratably over the life of the contract.

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

FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. For the quarter ended September 30, 2002, the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

NET LOSS PER COMMON SHARE

Basic loss per share (EPS) is computed based on net loss divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net loss divided by weighted average number of common and potential common share equivalents. The only potential common share equivalents are those related to stock options and warrants and the convertible note payable; however, such potential common share equivalents are anti-dilutive. Therefore, the diluted EPS is the same as basic EPS.

NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

At September 30, 2002, costs and estimated earnings in excess of billings on uncompleted contracts consisted of approximately $15,000 of costs, $10,000 of estimated earnings, less $20,000 of billings.

NOTE E - CONVERTIBLE NOTE

On January 21, 2001, the Company borrowed $100,000 under a Private Placement Agreement. Under the terms of the agreement the lender, upon the closing of a "Qualified Financing" (as that term is defined in the agreement), can convert the loan to common stock of the Company. The note is convertible at a price per share equal to the lesser of (1) the average closing price of the Company's

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


stock for ten days prior to issuance of the note or (2) the price per share paid by investors in the Qualified Financing. As part of the agreement, the Company issued 20,000 two-year warrants to purchase common stock at $0.01 per share. The note bears interest at 10% per annum payable at maturity. The note and interest is due and payable within thirty days following written notice by the lender any time after January 4, 2003 or upon a "Company Sale" and is unsecured.

NOTE F - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, the Company incurred a net loss of approximately $16,061 and a net profit of $56,849 for the quarters ended September 30, 2002 and 2001, respectively, and had a working capital deficiency of approximately $415,000 and an equity deficiency of approximately $404,000 at September 30, 2002. The Company has sustained continuous losses from operations. The Company provided approximately $13,000 cash from its operating activities during the quarter ended September 30, 2002 and has deferred payment of certain accounts payable and accrued expenses. Given these results, improved operations or additional capital will be needed to sustain the Company's operations.

Management's plans in this regard include continued marketing of its product line within the multimedia software sector, with special emphasis on selling software for new categories of devices, including mobile devices, set-top boxes, and digital signs.

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

FINANCIAL CONDITION

We continue to operate the business from a cash flow neutral position. Although we have experienced decreases in revenue over each of the last three quarters, we have also decreased our cost structure, including an increase in our gross margins and a decrease in operating expenses, which has allowed us to continue to operate the business and position ourselves for future growth. For the third quarter of 2002, we reported a net loss of $16,061, compared to a net profit of $56,849 for the third quarter of 2001. The third quarter loss of $16,061 for 2002 includes the following non-cash charges: $4,793 expense for amortization of unearned compensation and $14,883 expense related to technology license amortization and depreciation of fixed assets. Because of these cash flow neutral results, and because raising money at our current market valuation would be highly dilutive for existing shareholders, we do not have current plans for equity financing. We believe that we are operating our current organization at an efficient level, and we are well situated to take advantage of market opportunities as they arise.

Our business consists of selling software and services to two categories of customers. Tools customers license our iShell(R) multimedia application authoring tool, by paying an annual subscription fee to use our iShell software and supplemental products and services, or by purchasing the software outright. Enterprise customers, usually large corporations that require development of complex multimedia applications, license customized versions of our software for a fixed fee or on a per unit basis. Enterprise customers may also pay for professional engineering services performed by Tribeworks' employees and consultants. Our intention is to expand our Tools business and our Enterprise business.

We plan to grow our Tools business in the regulated way it has grown since we first launched our flagship software product iShell. Although we experienced a modest decrease in the Tools business this quarter, we plan to accomplish future growth through ongoing addition of features to our core iShell product and through the direct sales method we have used since our initial iShell product launch. This sales method is based on a subscription model where most customers pay an annual membership to use our products commercially. Using this sales method, we have been able to produce high renewal rates. The next major release of iShell, called iShell 3, is scheduled for the fourth quarter of 2002.

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

The scope of our current development activities includes 1) completion of the development of iShell 3, the next generation of our PC-Based authoring product, which will include support for XML and Apple Computer's OSX plus other enhancements, and 2) development of multimedia tools for devices other than the PC, including mobile devices, set-top boxes, and digital signs.

We plan to continue to sell our products directly to end-users and also expand our selling efforts to include additional publishing and distribution channels for our software.

RESULTS OF OPERATIONS

REVENUES

Revenues were $169,983 for the quarter ended September 30, 2002, a decrease of 65% compared to revenues of $488,160 for the quarter ended September 30, 2001. The Tools Business, which includes sales of memberships, and sales of books and third party plug-ins from the Tribeworks website, decreased by 30% to $78,394 for the third quarter of 2002, compared to $112,021 for the third quarter of 2001. We believe the decrease in Tools sales was primarily due to difficult market conditions in the multimedia software sector. We believe that the release of iShell 3, combined with improved market conditions, could lead to increased Tools sales in the future. The Enterprise business decreased in the third quarter of 2002 by 76% to $91,589, compared with $376,139 for the third quarter of 2001. The significant decrease in Enterprise revenue is primarily due to the completion of the NTKR contract in Japan. Enterprise revenues for the third quarter of 2002 consisted of $88,559 in professional services revenues and $3,030 in licensing revenues, compared with $356,139 in professional services revenues and $20,000 in licensing revenues for the third quarter of 2001. International revenues, which consist of sales to foreign customers, represented 28% of revenues for the third quarter of 2002, compared to 87% of revenues for the third quarter of 2001. Revenues from Japanese customers decreased to 10% of total revenues for the third quarter of 2002, from 73% for the third quarter of 2001. The proportional decrease in international revenue in the Enterprise business is based on the acquisition of a contract with a U.S.-based company for development of a customized version of iShell, and the completion of the NTKR contract in Japan.

Revenues were $723,468 for the nine months ended September 30, 2002, a decrease of 26% over revenues of $974,715 for the nine months ended September 30, 2001. The Tools Business decreased in the first nine months of 2002 by 16% to $247,835, compared with $294,384 for the first nine months of 2001. The Enterprise business decreased in the first nine months of 2002 by 30% to $475,633, compared with $680,331 for 2001.

COST OF SALES

Cost of sales includes royalties paid to third parties for licensed technology, amortization costs related to acquired technology, costs associated with order fulfillment, and costs associated with customer development services. Cost of sales was $30,795 for the quarter ended September 30, 2002, down from $190,574 for the quarter ended September 30, 2001. This decrease was primarily due to the completion of the NTKR project in Japan. Gross margins increased on a percentage basis to 82% for the third quarter of 2002 from 61% for the third quarter of 2001. This increase was due to a decreased emphasis on outsourced personnel on professional services contracts and decreased pay rates for employees and consultants working on Enterprise projects.

Cost of sales was $193,492 for the nine months ended September 30, 2002, down from $474,451 for the nine months ended September 30, 2001. Gross margins increased on a percentage basis from 73% for the first nine months of 2002 to 51% for the first nine months of 2001.

OPERATING EXPENSES

Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $10,896 and $15,258 for the quarters ended September 30, 2002 and 2001, respectively. As a percentage of Tools sales, product support expenses were 16% and 14% for the third quarters of 2002 and 2001, respectively. Product support expenses were $40,188 and $60,019 for the nine months ended September 30, 2002 and 2001, respectively.

Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $30,828 and $13,228 for the quarters ended September 30, 2002 and 2001, respectively. This increase primarily reflects the work performed to develop iShell 3. Product development expenses were $69,435 and $153,327 for the nine months ended September 30, 2002 and 2001, respectively.

Sales and marketing expenses consist primarily of compensation and benefits, mail order costs and other public relations and marketing costs. Sales and marketing expenses were $37,948 and $39,380 for the quarters ended September 30,

2002 and 2001, respectively. Sales and marketing expenses were $134,805 and $221,954 for the nine months ended September 30, 2002 and 2001, respectively.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $75,576 and $172,872 for the quarters ended September 30, 2002 and 2001, respectively. The decrease was due primarily to cost-cutting measures and due to the decrease in infrastructure costs for our Japanese subsidiary. During the quarter we paid reduced salaries and fees to key employees and consultants. Should our cash position materially improve, we expect to pay increased salaries and fees to these key employees and consultants, and therefore experience increased operating expenses, especially in the general and administrative category. General and administrative expenses were $319,956 and $642,878 for the nine months ended September 30, 2002 and 2001, respectively.

PROVISION (BENEFIT) FOR INCOME TAXES

We recorded no tax provision for the quarter ended September 30, 2002 and no tax provision for the quarter ended September 30, 2001. We recorded no tax provision for the nine months ended September 30, 2002 and no tax provision for the nine months ended September 30, 2001.

NET LOSS

Net loss was $16,061 for the quarter ended September 30, 2002, compared to a net profit of $56,849 for the quarter ended September 30, 2001. Net loss was $34,408 for the nine months ended September 30, 2002, compared to a net loss of $577,913 for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, we had cash of $21,362 compared to $111,370 at September 30, 2001.

Our capital requirements have been reduced significantly from previous quarters based on cost reductions. While our capital requirements continue to be significant, we are not currently pursuing equity financing, due to our stabilized working capital position and our low market capitalization. Since inception, the Company has financed its operations through issuance of stock and revenues from the Tools and Enterprise businesses. Through September 30, 2002, the Company had raised $2,672,656 from the sale of stock. At September 30, 2002, the principal source of liquidity for the Company was $21,362 of cash.

Cash generated from operating activities was $12,968 for the quarter ended September 30, 2002 and cash generated from operating activities was $15,673 for the quarter ended September 30, 2001. Cash used in operating activities for the nine months ended September 30, 2002 and 2001 was $26,391 and $47,190, respectively.

Cash used in investing activities for the quarters ended September 30, 2002 and 2001 was $0 and $0, respectively. Cash used in investing activities for the nine months ended September 30, 2002 and 2001 was $0 and $4,473, respectively.

Cash provided by financing activities for the quarters ended September 30, 2002 and 2001 was $0 and $0, respectively. Cash provided by financing activities for the nine months ended September 30, 2002 and 2001 was $0 and $150,000, respectively.

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

ITEM 3.  CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer of the Registrant have concluded based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

We made no sales of the Company's unregistered common stock during the quarter ended September 30, 2002.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included in this report or incorporated by reference into this report:

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS

      2.1 Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition Corporation, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).

      3.1 Certificate of Incorporation of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB/A filed July 10, 2000).

      3.2 Bylaws of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB/A filed July 10, 2000).

     10.1 Consulting Agreement by and between Tribeworks, Inc., a Delaware Corporation, and William R. Woodward, dated January 1, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB filed August 14, 2002).

     99.1        Certification-CEO Pursuant to 18 U.S.C. Section 1350.

     99.2        Certification-CFO Pursuant to 18 U.S.C. Section 1350.

(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2002:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tribeworks, Inc.,
                                           a Delaware corporation


Date: November 14, 2002                    /s/     DUNCAN J. KENNEDY
                                           -------------------------
                                           Duncan J. Kennedy,
                                           President and Chief Executive Officer



                                           /s/     ROBERT C. DAVIDORF
                                           --------------------------
                                           Robert C. Davidorf,
                                           Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                         RULES 13A-14 AND 15D-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Tribeworks, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Duncan J. Kennedy, the Company's Chief Executive Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

         (1)      The Officer has reviewed the Report.

         (2) Based on the Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         (3) Based on the Officer's knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the Company's financial condition and results of operations as of, and for, the periods presented in the Report.

         (4)      The Officer and the other certifying officer:

                  (a) Are responsible for establishing and maintaining "disclosure controls and procedures," as that term is defined by the Securities and Exchange Commission, for the Company.

                  (b) Have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to them, particularly during the period in which the periodic Report is being prepared.

                  (c) Have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of the Report.

                  (d) Have presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

         (5) The Officer and the other certifying officer have disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

         (6) The Officer and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 14, 2002


                                        By: /s/ DUNCAN J. KENNEDY
                                           _____________________________________
                                           Duncan J. Kennedy
                                           Chief Executive Officer

                           CERTIFICATIONS PURSUANT TO
                         RULES 13A-14 AND 15D-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of Tribeworks, Inc., a Delaware corporation (the "Company"), on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Davidorf, the Company's Chief Financial Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

         (1)      The Officer has reviewed the Report.

         (2) Based on the Officer's knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         (3) Based on the Officer's knowledge, the financial statements and other financial information included in the Report fairly present in all material respects the Company's financial condition and results of operations as of, and for, the periods presented in the Report.

         (4)      The Officer and the other certifying officer:

                  (a) Are responsible for establishing and maintaining "disclosure controls and procedures," as that term is defined by the Securities and Exchange Commission, for the Company.

                  (b) Have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to them, particularly during the period in which the periodic Report is being prepared.

                  (c) Have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of the Report.

                  (d) Have presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

         (5) The Officer and the other certifying officer have disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

                  (a) All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

                  (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

         (6) The Officer and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 14, 2002


                                        By: /s/ ROBERT C. DAVIDORF
                                           _____________________________________
                                           Robert C. Davidorf
                                           Chief Financial Officer