Form 10KSB
period 2002-12-31
TRIBEWORKS INC
filed 2003-03-31
CIK 1093636

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-8 is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenues for its most recent fiscal year. $972,959

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2002 was approximately $301,086 based upon the closing price per share of the Common stock of $0.03 on that date.

    There were 18,634,628 shares of the registrant's Common Stock issued and outstanding as of December 31, 2002.

                                TABLE OF CONTENTS

                                                                            Page

PART I.........................................................................3

Item 1.  Description of Business...............................................3

Item 2.  Description of Property...............................................6

Item 3.  Legal Proceedings.....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders...................6

PART II........................................................................7

Item 5.  Market for Common Equity and Related Stockholder Matters..............7

Item 6.  Management's Discussion and Analysis or Plan of Operation.............7

Item 7.  Financial Statements.................................................15

Item 8.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................31

PART III......................................................................31

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act....................31

Item 10. Executive Compensation...............................................32

Item 11. Security Ownership of Certain Beneficial Owners and Management.......34

Item 12. Certain Relationships and Related Transactions.......................34

Item 13. Exhibits and Reports on Form 8-K.....................................35

SIGNATURES....................................................................36

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

    OVERVIEW

    Tribeworks provides tools for creating and delivering multimedia applications. We generate revenue in two ways: our Tools business where we sell our software directly to buyers of graphics software, and our Enterprise business where we create custom versions of our tools for large customers.

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

    As of December 31, 2002, hundreds of companies in twenty countries have delivered applications based on our technology at some of world's largest organizations and most respected educational institutions including: Apple Computer, AMD, 3Com, Pioneer Electronics, Morgan Stanley Dean Witter, Burger King, Tower Records, Airbus, United Airlines, Nike, Nokia, the US Navy, New York University, UCLA, Michigan State, CalTech, The University of Iowa, Brigham Young University, The University of Hong Kong, and The Canadian Film Center.

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

    We are currently a fully reporting registrant with the SEC, and our stock is traded on the OTC Bulletin Board under the symbol TRWX. During 2002, our Board of Directors held discussions about possible alternatives to take the Company private in order to maximize shareholder value. However, we do not currently have any formalized plans for a going private transaction.

    PRODUCTS AND SERVICES

    TOOLS BUSINESS

    Our Tools business is focused on direct sales of licenses and bundled support services to our proprietary graphical software application, iShell(R), and complementary products such as software plug-ins and product documentation. For the year ended December 31, 2002, the Tools business accounted for 34% of total revenues.

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

    We attract new Tools customers primarily through our website, Tribeworks.com, where iShell can be downloaded for trial use. Potential Tools customers register on our website and provide contact information which we use to attempt to convert them to paying customers. As of December 31, 2002, more than 53,000 users had registered at Tribeworks.com. Tools customers, who use iShell for commercial purposes, referred to as Members, pay an annual membership fee that includes a license to use our software and customer support services. We currently sell three membership levels: Gold, Silver, and Educational. Gold and Silver Members have the right to use the iShell editor to create and the iShell runtime environment to distribute commercial products during their annual membership period. Educational Members, who must be students or faculty at an accredited educational institution, are not permitted to use their software for any type of commercial purpose. Gold and Educational Members also receive a restricted license to utilize, but not to distribute, the iShell source code, the computer language used in writing a software program, which allows them to more effectively customize and modify their software applications. In addition, we provide an option to purchase a permanent license for iShell in lieu of paying for a license via a membership. Members can also develop software tools that enhance the functionality of our products. These functional plug-ins are either incorporated into updated versions of iShell or sold on a consignment basis through our website. Tribeworks retains ownership of all plug-ins that are incorporated into iShell.

    During 2002, we announced iShell Mobile Edition (iShell ME), our first new Tools product since the introduction of iShell. iShell ME features comprehensive support for designing and publishing interactive digital media that can be delivered to devices running the Palm OS. iShell ME is being built in collaboration with Kinoma, Inc. iShell ME represents a new opportunity for application development for Tribeworks customers. With over 24 Million Palm powered handhelds on the market and over 15,000 applications, Palm OS is the leading platform in the handheld market. iShell ME is currently in the beta stage of development and we expect to release version 1.0 in mid-2003.

    During 2003, we plan to continue to sell our Tools products directly to end customers, but also plan to investigate selling through reseller channels.

    ENTERPRISE BUSINESS

    Enterprise customers are large companies and other entities that require development of customized multimedia authoring tools or multimedia applications that we provide though specialized enhancements to our iShell software. For the year ended December 31, 2002, the Enterprise business accounted for 66% of our revenue.

    Enterprise customers, who are frequently also subscribers to our Tools products, pay for professional services, which we provide for a fixed fee or on an hourly basis via our employees and outside consultants, and also license customized versions of our software tools for a fixed fee or on a per unit basis. Unlike most services businesses, we own most of the work we create during Enterprise engagements which, in turn, helps to underwrite our research and development costs. Often, new business opportunities for the Enterprise division grow from the Tools membership base and, as a result, we have been able to secure large Enterprise customers without a dedicated sales force. Ultimately, we do not intend to grow a large professional services organization, but at this stage in our growth, we believe it is vital that we provide direct services for certain key customers. We believe this allows us to develop new products suitable for large customers who carry the potential for large, recurring licensing fees.

    During 2002, three customers accounted for 92% of our Enterprise revenue. Our relationships with these customers are described below:

            - Pioneer Corporation, a consumer electronics company with more than 30,000 employees and more than 5 billion $USD in sales, has been a customer since 2000. We have created customized tools for Pioneer to complement a number of their hardware products, including DVD drives and Plasma Display Screens. During 2001, Tribeworks and Pioneer filed a joint patent application related to certain interactive display technologies. During 2002, we entered into an agreement to build software tools and systems to support Pioneer's efforts in selling more Plasma Display Systems in Japan

           - iVAST, Inc., developers of end-to-end MPEG-4 solutions, hired us in late 2001 to develop a set of MPEG-4 authoring tools that harness the power of the MPEG-4 standard. Building on the success of MPEG-1 and MPEG-2 standards, MPEG-4 enables integrated, interactive, targeted multimedia delivery across any network, whether broadcast or broadband, wireless or wireline, and via electronic or physical distribution to any device, from set-top boxes to PCs and personal digital assistants. iVAST will begin to market their tools during 2002.

           - Licross Inc., a Japanese services company, contracted with us on several projects during 2002. We recognized more than 90% of our revenue derived from Licross in the first half of 2002. During the second half of 2002,

               Licross restructured its operations, which included dismantling its digital media division. As a result, we do not expect to derive significant future revenues from Licross.

    Our wholly-owned Japanese subsidiary was incorporated in August 2000, and we believe it will significantly contribute to future revenues. In January 2001, we announced iShell-J, the Japanese language version of our iShell software product, which includes support for two-byte characters. We intend to release an updated version of iShell-J during 2003. We anticipate that we will derive most of our Japanese revenues from Enterprise customers.

    PRODUCT DEVELOPMENT

    Our products and services enable our customers to save time and cost building and deploying rich-media applications. We believe that our future success depends on our ability to enhance existing products, and develop and introduce new products on a timely basis. We maintain an internal staff to develop the software that we market and sell to customers. A significant portion of our software is created as a result of work that we perform for our Enterprise customers. To date, we have structured our contracts with Enterprise customers so that we retain most intellectual property rights in the software that we develop for them. Due to the changing technological environment for computer systems and other electronic devices that are connected to one another via the Internet, we continue to adapt our products to new hardware and software platforms and to embrace emerging technology standards. For the years ended December 31, 2002, and December 31, 2001, respectively, research and development expenditures were $88,078 and $186,981.

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

    We also hold an annual Tribeworks Developer Conference in San Francisco, a two-day event that provides customers an opportunity to meet one another, to meet Tribeworks' engineers, and learn about the latest product developments.

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

    EMPLOYEES

    As of December 31, 2002, we had a total of 6 employees and 6 consultants working on a full-time basis.

ITEM 2. DESCRIPTION OF PROPERTY.

    We lease approximately 3,300 square feet, which includes approximately 2,600 square feet in San Francisco, California for our sales, engineering, and administrative offices and 700 square feet in Tokyo, Japan for our Japanese subsidiary. The current annual rent for the San Francisco facility is approximately $69,000 and the lease expires in February 2004 with an option to extend the lease for two years. Since October 2002, we have been paying a reduced annual rent of approximately $36,000, and we anticipate that this lower rate will continue through the end of the lease term. The annual rent for the Tokyo facility is approximately $13,000 and the sublease expires April 2004. Both facilities are in satisfactory condition for their purposes.

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

None.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

    Tribeworks, Inc. common stock is traded on the OTC bulletin board under the symbol TRWX. The following table sets forth the range of high and low closing sales prices for each period indicated and reflects all stock splits effected by the Company:



                          ---------------------------------------------- ---------------------------------------------
                                              2002                                           2001
                          ---------------------------------------------- ---------------------------------------------
                                  High                    Low                    High                    Low
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

First quarter                    $0.120                  $0.050                 $0.800                 $0.250
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Second quarter                   $0.080                  $0.040                 $0.390                 $0.080
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Third quarter                    $0.070                  $0.030                 $0.140                 $0.050
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Fourth quarter                   $0.050                  $0.020                 $0.150                 $0.040
------------------------- ---------------------- ----------------------- ---------------------- ----------------------



    The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


    The Company had approximately 212 stockholders of record as of December 31, 2002. The Company has not declared or paid any cash dividends on its common stock and presently intends to retain its future earnings, if any, to fund the development and growth of its business and, therefore, does not anticipate paying any cash dividends in the foreseeable future.

    We made no sales of the Company's unregistered common stock during the quarter ended December 31, 2002.

    During the quarter ended December 31, 2002, we issued incentive stock option to employees giving them the right to purchase 150,000 shares of our common stock at an exercise price of $0.04 per share. These options were issued from our 1999 Stock Option Plan.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements, such as:

     - Whether or not our products are accepted by the marketplace and the pace of any such acceptance,

     -   Our ability to continue to grow our Tools and Enterprise businesses,

     -   Improvements in the technologies of our competitors,

     -   Changing economic conditions, and

     -   Other factors, some of which will be outside of our control.

    We have sought to identify most risks to our business but cannot predict whether or to what extent any of such risks may be realized. There can be no assurance that we have identified all possible risks that might arise. Investors should carefully consider all such risks before making an investment decision with respect to our common stock.

    RESULTS OF OPERATIONS

    We witnessed our first profitable year in 2002, with net income of $20,634. While this is a modest net income figure, the fact that we achieved profitability is a significant milestone for us. This achievement is a direct result of our ability to operate our business efficiently in spite of difficult economic times and without an influx of outside capital. While revenues decreased during 2002 compared to 2001, we were able to achieve profitability primarily because we increased our gross margin percentage to 75% in 2002, compared to 53% in 2001, and we reduced our operating expenses, to $707,508 in 2002, compared to $1,301,626 in 2001. We were able to increase our gross margin percentage due to a more efficient use of outside contractors for our professional services engagements. We were able to reduce our operating expenses primarily by reducing our overhead in our Japanese subsidiary, streamlining our operations, including bringing wages and outside contractor fees in line with cash inflows, and shifting the burden of product development expenses to our professional services engagements.

    While we are encouraged by our 2002 results, we cannot make assurances that we will continue to operate profitability. In addition, while we currently operate our business with limited resources and outstanding debt, because we have been able to achieve positive results and because raising money at our current market valuation would be highly dilutive for existing shareholders, we do not have current plans for equity financing. Subsequent to December 31, 2002, we filed our 2001 tax returns.

    REVENUES

    Revenues were $972,959 for the year ended December 31, 2002, a decrease of 36% compared to revenues of $1,521,839 for the year ended December 31, 2001. The Tools business, which includes sales of memberships, and sales of books and third party plug-ins from our website, and revenues from training sessions and events, decreased in 2002 by 14% to $334,556, compared with $391,257 for 2001. We attribute most of the decrease to difficult economic times for our customers and for potential customers. We are trying to increase Tools revenues in 2003 by releasing a new version of our iShell product, releasing a new Tools product, iShell Mobile Edition, making improvements to our website which we use to market and deliver our tools, and exploring the prospects for utilizing resellers and distributors for our Tools. The Enterprise business decreased in 2002 by 44% to $638,403, compared with $1,130,582 for 2001. Enterprise revenues in 2002 consisted of $532,363 in professional services revenues and $106,038 in licensing revenues, compared with $1,020,963 in professional services revenues and $109,619 in licensing revenues in 2001. The Enterprise business was substantially initiated in 2001. International revenues, which consist of sales to foreign customers, represented 45% of revenues in 2002, compared to 74% of revenues in 2001. The Company's revenues from Japanese customers increased to 32% of total revenues in 2002 from 64% in 2001. For 2003, we expect Enterprise revenues to increase compared to 2002, and for Japanese revenues to increase as a percentage of total revenues, primarily due to a new contract with Pioneer Corporation.

    COST OF SALES

    Cost of sales includes royalties paid to third parties for licensed technology, amortization costs related to acquired technology, costs associated with order fulfillment, and costs associated with customer development services. Cost of sales was $244,817 for the year ended December 31, 2002, down from $716,737 for the year ended December 31, 2001. Gross margins increased on a percentage basis to 75% for 2002 from 53% for 2001. This improvement is due to a more efficient use of outside contractors for our professional services engagements. We believe that our gross margins in the Enterprise business will improve even further if we are able to sell more software licenses relative to professional services, which we believe will occur as our product suite matures for our Enterprise markets, and as we move away from the role of project manager on large contracts.

    OPERATING EXPENSES

    Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $46,761 and $77,387 for the years ended December 31, 2002 and 2001, respectively. As a percentage of Tools sales, product support expenses were 14% and 20% for 2002 and 2001, respectively. The decrease is due to a reallocation of one of our product support personnel to product development, efficiencies achieved in the support process, and reallocation of part of the product support manpower to Enterprise projects.

    Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $88,078 and $186,981 for the years ended December 31, 2002 and 2001, respectively. This decrease primarily reflects the assignment of several software engineers to billable professional services projects. We did not experience a decrease in engineering headcount during 2002. The reduction in product development expenses does not reflect a diminished emphasis on growing our base of intellectual property, as we have been effective to date at retaining intellectual property rights for software created by way of billable projects to outside parties. We expect to remain effective in retaining of these intellectual property rights in the future.

    Sales and marketing expenses consist primarily of compensation and benefits, advertising, mailing costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $173,491and $241,406 for the years ended December 31, 2002 and 2001, respectively. This decrease reflects a decrease in discretionary spending in the sales and marketing areas and decreased wages for certain sales personnel. We reduced expenditures in the sales and marketing areas so we could position ourselves toward profitability. We do not believe that such reductions adversely affected our sales efforts.

    General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $399,178 and $795,852 for the years ended December 31, 2002 and 2001, respectively. Part of the reason for this decrease was because we paid reduced salaries and fees to key employees and consultants. Should our cash position materially improve, we expect to pay increased salaries and fees to these key employees and consultants, and therefore experience increased operating expenses, especially in the general and administrative category.

    PROVISION (BENEFIT) FOR INCOME TAXES

    We recorded an income tax benefit of $0 for the year ended December 31, 2002, compared to $72,800 for the year ended December 31, 2001. The benefit in 2001 related to the utilization of our loss to offset the income taxes from the gain of the settlement of outstanding payables to certain employees and consultants in exchange for equity that occurred during the third and fourth quarters of 2001.

    EXTRAORDINARY INCOME

    We recorded no extraordinary income for the year ended December 31, 2002, compared to extraordinary income of $110,129 for the year ended December 31, 2001. The extraordinary item in 2001 related to a settlement of outstanding payables to certain employees and consultants in exchange for equity that occurred during the third and fourth quarters of 2001. In the fourth quarter of 2001, an adjustment of $172,929 was made to recognize as an extraordinary item the effects of the settlement that occurred in the third quarter, which was originally recognized as an equity transaction.

    NET INCOME (LOSS)

    Net income was $20,634 for the year ended December 31, 2002, compared to a net loss of $313,595 for the year ended December 31, 2001.

    LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2002, the Company had cash and cash equivalents of $143,153 compared to $47,753 at December 31, 2001.

    Since inception, the Company has financed its operations through issuance of stock and revenues derived from the Tools and Enterprise businesses. Through December 31, 2002, the Company had raised $2,672,656 from the sale of stock. At December 31, 2002, the principal source of liquidity for the Company was $143,153 of cash and cash equivalents.

    For the years ended December 31, 2002 and 2001, cash provided by operating activities was $95,400 and cash used in operating activities was $110,807, respectively. The favorable result was due primarily to cost-cutting measures.

    Cash used in investing activities for the year ended December 31, 2002 and 2001 was $0 and $4,473, respectively. We made no equipment purchases in 2002.

    Cash provided by financing activities for the year ended December 31, 2002 and 2001 was $0 and $150,000, respectively.

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

    A number of companies currently offer services or products that compete directly or indirectly with our current products and service offerings. These companies include Macromedia and Tekadence. These companies market a variety of products addressing our target markets, including software tools for authoring multimedia content. If we are unable to introduce competitive products with competitive training and consulting services, our business, results of operations, and financial condition will be materially adversely affected.

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

    Hackers may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our Internet operations. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our users, which could disrupt our network or make our systems inaccessible to users. Any of these events could damage our reputation among our customers and potential customers and substantially harm our business. We may be required to expend capital and resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium. Further, our business is subject to the effects of war and acts of terrorism.

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

ITEM 7. FINANCIAL STATEMENTS.












                        TRIBEWORKS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                        TRIBEWORKS, INC. AND SUBSIDIARIES


                                Table of Contents


                                                                            Page

Independent Auditors' Report..................................................17

Consolidated Balance Sheet....................................................18

Consolidated Statements of Income (Loss)......................................19

Consolidated Statements of Cash Flows.........................................20

Consolidated Statements of Stockholders' Deficit..............................21

Notes to Consolidated Financial Statements....................................22

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Tribeworks, Inc.

We have audited the accompanying consolidated balance sheet of Tribeworks, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of income (loss), cash flows, and stockholders' deficit for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tribeworks, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company's limited capital resources, its financial position, and recent results in operations raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ TAUBER & Balser, P.C.
-------------------------
    Tauber & Balser, P.C.

Atlanta, Georgia
March 5, 2002

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2002





Current Assets
   Cash                                                              $   143,153
   Accounts receivable, net of allowance
   for doubtful account of $3,442                                         32,445
   Prepaid expenses                                                       38,054
                                                                     -----------
     TOTAL CURRENT ASSETS                                                213,652
                                                                     -----------
   Equipment, net of accumulated depreciation of $45,007                   3,588
                                                                     -----------
TOTAL ASSETS                                                         $   217,240
                                                                     ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                  $   248,504

   Accrued expenses                                                       55,553
   Due to shareholders                                                     6,232
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                             41,404
   Deferred revenue                                                      127,416
   Convertible note payable                                              100,000
                                                                     -----------
     TOTAL CURRENT LIABILITIES                                           579,109
                                                                     -----------
Stockholders' Deficit
   Preferred stock: 10,000,000 shares authorized, none issued
   Common stock: $.0001 par value, 200,000,000 shares authorized,
     18,634,628 shares issued and outstanding                              1,843
   Additional paid-in capital                                          3,009,765
   Unearned compensation                                                (10,675)
   Accumulated deficit                                               (3,362,802)
                                                                     -----------
     TOTAL STOCKHOLDERS' DEFICIT                                       (361,869)
                                                                     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $   217,240
                                                                     ===========


        The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                    2002               2001
                                                    ----               ----

REVENUES                                         $ 972,959           $ 1,521,839

COST OF SALES                                      244,817               716,737
                                                   --------             -------

GROSS PROFIT                                       728,142               805,102
                                                   --------             -------

OPERATING EXPENSES
   Product support                                  46,761                77,387
   Product development                              88,078               186,981
   Sales and marketing                             173,491               241,406
   General and administrative                      399,178               795,852
                                                   --------             -------
                                                   707,508             1,301,626
                                                   --------            ---------

INCOME (LOSS) FROM OPERATIONS                       20,634             (496,524)
                                                   -------             ---------

INCOME TAXES
   Current                                           9,400              (72,800)
   Deferred benefit                                (9,400)                     -
                                                   -------             ---------
                                                         -              (72,800)
                                                   -------             ---------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM             20,634             (423,724)
                                                   =======             =========
EXTRAORDINARY ITEM - GAIN ON EXTINGUISHMENT
   OF DEBT (NET OF INCOME TAXES OF $72,800)        -------               110,129


NET INCOME (LOSS)                                  $20,634            $(313,595)
                                                   =======             =========

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE
   Income (loss) before extraordinary item         $  0.00             $  (0.03)
   Extraordinary item                                 0.00                  0.01
                                                   -------             ---------
   Net income (loss)                               $  0.00             $  (0.02)
                                                   =======             =========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                           18,533,806            17,377,545
                                                ==========            ==========


       The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                    2002                 2001
                                                    ----                 ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                           $  20,634            $(313,595)
                                                   -------             ---------
     Adjustments:
          Depreciation and amortization             52,309                59,700
          Common stock issued for services          14,000                24,334
          Cancellation of stock for services not
          performed                                (7,000)                     -
          Amortization of unearned compensation     14,022                50,890
          Gain on extinguishment of debt                               (182,929)
          Changes in:
               Accounts receivable                   5,066             (198,247)
               Costs and estimated earnings in
               excess of billings on
                  uncompleted contracts            200,433                     -
               Prepaid expenses                    (9,109)                35,494
               Note receivable, employee                 -                 5,622
               Accounts payable                   (166,490)              394,720
               Deferred revenue and billings in
               excess of costs and estimated
               earnings on uncompleted contracts   (32,055)                6,180
               Other liabilities                     3,590                 7,024
                                                   -------             ---------
                    Total adjustments               74,766               202,788
                                                   -------             ---------
          Net cash provided by (used in) operating
          activities                               95,400              (110,807)
                                                   -------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES
      Purchase of equipment                              -               (4,473)
                                                   -------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from issuance of common stock              -                50,000
     Proceeds from convertible note payable              -               100,000
                                                   -------             ---------
          Net cash provided by financing
          activities                                     -               150,000
                                                   -------             ---------

NET INCREASE IN CASH                                95,400                34,720

CASH, BEGINNING OF YEAR                             47,753                13,033
                                                   -------             -------

CASH, END OF YEAR                                 $143,153             $  47,753
                                                   =======             =========

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES
     Reclassification between additional
     paid-in capital and unearned
        compensation                             $ (28,063)            $(13,775)
                                                   ========            =========


              The accompanying notes are an integral part of these
                       consolidated financial statements


                        TRIBEWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                  Additional
                                           Common Stock            Paid-In        Unearned         Accumulated
                                       ____________________
                                         Shares      Amount        Capital      Compensation         Deficit        Total
                                       __________    ______       __________     _________         ___________    _________

Balances at December 31, 2000          17,163,649    $1,717       $2,929,158     $(117,425)        $(3,069,841)   $(256,391)

Issuance of common stock                  200,000        20           49,980             -                   -       50,000
Return of stock issued in error           (25,000)        -                -             -                   -            -
Stock issued for services                 322,738        32           24,302             -                   -       24,334
Stock issued in extinguishment of debt    773,241        77            3,812             -                   -       33,889
Stock warrants issued in extinguishment
of debt                                         -         -            7,348             -                   -        7,348
Stock options issued for services               -         -            8,959        (8,959)                  -            -
Stock warrants issued for services              -         -              366          (366)                  -            -
Cancellation of stock options                   -         -          (23,100)       23,100                   -            -
Amortization of unearned compensation           -         -                -        50,890                   -       50,890
Net loss                                                                                              (313,595)    (313,595)
                                       __________    ______       __________     _________         ___________    _________

Balances at December 31, 2001          18,434,628     1,846        3,030,825       (52,760)         (3,383,436)    (403,525)
Stock issued for services
                                          400,000        17           13,983             -                   -       14,000
Cancellation of stock for
services previously expensed             (200,000)      (20)          (6,980)            -                   -       (7,000)
Stock warrants issued for services              -         -              320          (320)                  -            -
Cancellation of stock options                   -         -          (28,078)       28,078                   -            -
Cancellation of stock warrants                  -         -             (305)          305                   -            -
Amortization of unearned compensation           -         -                -        14,022                   -       14,022
Net income                                                                                              20,634       20,634
                                       __________    ______       __________     _________         ___________    _________


Balances at December 31, 2002          18,634,628    $1,843       $3,009,765     $ (10,675)        $(3,362,802)   $(361,869)
                                       ===========   ======       ==========      ========         ===========    =========

       The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE A - NATURE OF BUSINESS AND ORGANIZATION

On August 20, 1998, the Company began its business activities. The Company's business activity results from a technology that provides tools for creating and delivering multimedia applications. Internet media developers use the technology for creation and deployment of electronic content that utilizes interactive features combining audio, video, animation and graphics content. The Company exploits its software primarily through memberships and customized licensed versions that include professional engineering to meet contract requirements.


NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly-owned subsidiaries, Tribeworks Development Corporation and Tribeworks Japan Limited, which started business on August 30, 2000. The Company's operations are conducted through its subsidiaries. All material intercompany transactions have been eliminated.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

CUSTOMER CONCENTRATIONS

Accounts receivable are unsecured, and the Company is at risk to the extent that such amounts become uncollectible. In 2002 revenues from three customers accounted for 27%, 18% and 16% of total revenue, respectively. In 2001 revenues from three customers accounted for 16%, 14% and 40% of total revenue, respectively.

Revenues from international customers were approximately 45% and 74% of total revenues in 2002 and 2001, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 32% of revenues in 2002 were generated from Japanese customers.


The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

EQUIPMENT

Equipment is stated at cost less accumulated depreciation. The Company has adopted a policy of capitalizing all equipment over $1,000. Depreciation is determined using the straight-line method over the estimated useful lives of the assets. Useful lives are estimated to be three years.

TECHNOLOGY LICENSE

The Company's principal business activity centers around the commercialization of iShell, which was developed by an officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 303,030 shares of common stock at an exercise price of $0.33 per share, valued at $30,000. The $130,000 cost has been fully amortized.

REVENUE RECOGNITION

Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.

Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on customer development services are generally recognized under the percentage-of-completion method of accounting using an input measurement methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses are recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have not been met or if post contract customer support could be material, revenue is recognized as payments from customers as the become due.

CUSTOMER ACCOUNTS RECEIVABLE

Customer accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. Based on management's evaluation of uncollected accounts receivable at the end of each year, bad debts are provided for on the allowance method.

COMPENSATED ABSENCES

The Company accrues vacation pay for all full-time employees.

The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

The Company expenses all software development costs in the period the costs are incurred.

STOCK-BASED AWARDS

The Company accounts for stock based awards to employees under its "Equity Incentive Plan" in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," which generally did not result in compensation expense in the financial statements. The Company also issues stock based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which results in compensation expense being recorded in the financial statements.

Financial Accounting Standards Board Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" (SFAS 148) requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for all awards had been determined in accordance with fair value based on the method prescribed in SFAS 123.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001: no dividend yield for each year; expected volatility of 25%; weighted-average risk-free interest rates of 3.40% and 4.55%, respectively; and weighted-average expected option lives of three years.

                                                              2002          2001

           Net income (loss), as reported                  $ 20,634  $ (313,595)



           Add:  Stock-based  compensation  expense
           included in net income or loss, no
           tax effect                                        14,022       50,890


           Deduct:  Total stock-based  compensation
           expense determined   under  fair  value
           method  for  all awards, no tax effect          (50,281)    (108,336)
                                                           ---------   ---------
           Pro forma net loss                            $ (15,625)   $(371,041)
                                                         ==========    =========


Since the difference between the reported and pro forma net loss available to common shareholders is insignificant, there is no effect on the net loss per common share.

The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. To date, the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per share (EPS) is computed based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of common and potential common share equivalents. Potential common share equivalents are those related to stock options and warrants and the convertible note payable; however, such potential common share equivalents are anti-dilutive for 2001 and immaterial for 2002. Therefore the diluted EPS is the same as basic EPS.


NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, and although the Company reported net income during 2002, the Company incurred a net loss of approximately $314,000 and $1,950,000 for the years ended December 31, 2001 and 2000, respectively, and had a working capital deficiency of approximately $365,000 and an equity deficiency of approximately $362,000 at December 31, 2002. The Company has also deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations.

Management's plans in this regard include additional marketing of its product line with special emphasis on custom development services and technology licensing opportunities in the U.S. and in Japan via its U.S. entity or its Tribeworks Japan subsidiary.

In view of the matters described, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

At December 31, 2002, billings in excess of costs and estimated earnings on uncompleted contracts consisted of approximately $48,900 of costs, $47,400 of estimated earnings, less $137,700 of billings.


NOTE E - INCOME TAXES


Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred income tax assets as follows:

                                                    2002              2001
                                                 ------------      ------------

         Deferred tax assets                     $ 1,288,000        $ 1,306,000
         Less valuation allowance                (1,288,000)        (1,306,000)
                                                 ------------      ------------
         Net deferred tax assets                 $         -       $          -
                                                 ===========       ============

The following is a reconciliation of applicable U.S. federal income tax rates (credits) to the effective tax rates included in the consolidated statements of operations:

                                                    2002              2001
                                                 ------------      ------------

         U.S. federal income tax rate                (15.0)%            (34.0)%
         State income tax rate, net of federal
         rate                                          (7.5)              (5.8)
         Valuation allowance                            22.5               39.8
                                                       -----              -----
                                                        0.0%               0.0%
                                                      ======             ======

At December 31, 2002, the Company had available net operating loss carryforwards for income tax reporting purposes of approximately $3,068,000, which will expire in various periods through 2021. At December 31, 2002, the Company had not filed its 2001 federal and state income tax returns.


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS


The Company's financial instruments include cash and receivables for which the Company believes that the fair value approximates their carrying amounts. It was impracticable to estimate the fair value of the other financial INSTRUMENTS BECAUSE OF THE FINANCIAL POSITION AND RESULTS OF OPERATIONS OF THE COMPANY



The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE G - STOCK OPTIONS AND STOCK WARRANTS

STOCK OPTIONS

The Company has reserved 1,600,000 shares of its common stock for the exercise of options under its 1999 Equity Incentive Plan. The exercise price is generally the estimated fair market value at the grant date as determined by the Company's Board of Directors. The options vest over a period up to four years. At December 31, 2002, there were approximately 1,400,000 shares reserved for issuance under the 1999 Equity Incentive Plan.

A summary of the Company's stock option plan as of December 31, 2002 and 2001 and changes during the years ending on those dates is presented below:


                                                            2002                              2001
                                                -----------------------------     ------------------------------
                                                                  Weighted                          Weighted
                                                                   Average                           Average
                                                  Options      Exercise Price       Options      Exercise Price
Outstanding at beginning of year                   838,915          $0.95             872,668         $1.59
Granted                                            650,000           0.05             365,000          0.26
Cancelled                                          (81,000)          3.09            (398,753)         1.70
                                                ----------         ------           ---------        ------
Outstanding at end of year                       1,407,915          $3.09             838,915         $0.95
                                                 =========          =====           =========         =====
Options exercisable at end of year                 993,324          $0.45             535,897         $0.94
                                                 =========          =====           =========         =====
Weighted-average fair value of options
     granted during the year                                        $0.01                             $0.08
                                                                    =====                             =====

The following table summarizes information about stock options outstanding at December 31, 2002:


                                           Options Outstanding                           Options Exercisable
                             -------------------------------------------------    --------------------------------
                                                Weighted           Weighted                           Weighted
                                 Options         Average            Average          Options           Average
                               Outstanding   Remaining Life     Exercise Price     Exercisable     Exercise Price
PRICE                          -----------   --------------     --------------     -----------     --------------
                                  60,000        7.55 years           $3.09            36,250            $3.09
                                  45,000        7.41 years            2.80            45,000             2.80
                                  34,000        7.65 years            2.50            24,500             2.50
                                  12,000        7.11 years            1.75             9,000             1.75
                                  32,000        7.88 years            1.00            16,667             1.00
                                 180,000        8.01 years            0.38           180,000             0.38
                                  55,000        8.22 years            0.25            48,125             0.25
                                 490,000        8.18 years            0.06           442,500             0.06
                                 149,915        7.92 years            0.05           116,282             0.05
                                 150,000        7.50 years            0.04            25,000             0.04
                                 200,000        9.47 years            0.03            50,000             0.03
                             -----------                                           ---------
                               1,407,915                                             993,324
                              ==========                                            ========


The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE G - STOCK OPTIONS AND STOCK WARRANTS (CONTINUED)

STOCK WARRANTS

The Company has issued stock warrants in conjunction with the issuance of common stock, debt, the settlement of debt and for services. Activity related to stock warrants was as follows:


                                                                                         Weighted Average
                                                                   Warrants               Exercise Price
                                                                --------------         --------------------
         Outstanding at December 31, 2000                                 -                 $      -
              Granted                                             3,415,415                     0.26
              Cancelled                                            (700,000)                    0.38
                                                                -----------                    -----
         Outstanding at December 31, 2001                         2,715,415                     0.23
              Granted                                                40,000                     0.04
              Cancelled                                            (300,000)                    0.10
                                                                -----------                   ------
         Outstanding at December 31, 2002                         2,455,415                    $0.24
                                                                 ==========                    =====



                                                                           2002           2001
                                                                         --------       --------

         Weighted-average fair value of warrants
           granted during the year                                         $0.01         $0.06
                                                                           =====         =====


The following table summarizes information about stock warrants outstanding at December 31, 2002:


                                          Warrants Outstanding                          Warrants Exercisable
                             -------------------------------------------------    --------------------------------
                                                Weighted           Weighted                           Weighted
                                Warrants         Average            Average         Warrants           Average
                               Outstanding   Remaining Life     Exercise Price     Exercisable     Exercise Price
                               -----------   --------------     --------------     -----------     --------------

PRICE                            125,000        0.76 years           $1.75           125,000            $1.75
                                 792,500        0.69 years            0.38           702,000             0.38
                                 851,340        0.74 years            0.06           851,340             0.60
                                 617,075        0.76 years            0.05           617,075             0.05
                                  40,000        1.45 years            0.04            20,000             0.04
                                  30,000        0.09 years            0.01            30,000             0.01
                             -----------                                         -----------
                               2,455,415                                           2,345,415
                              ==========                                          ==========


The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE H - COMMITMENTS

LEASES

On October 24, 2002, the Company and its lessor revised an existing lease agreement for office space that had an original monthly rental rate of $5,774. The revised lease term is at a monthly rental rate of $3,000 through February 2004. In addition, the monthly rent in Japan is approximately $1,083 on a two-year lease agreement that runs through April 2004, which has also been decreased. Total rent expense for the years ended December 31, 2002 and 2001 was $81,802 and $48,269, respectively.

Future minimum lease payments under the long-term lease at December 31, 2002 are approximately:

             Year Ending
             December 31
             -----------

               2003                                                    $  49,000
               2004                                                       10,333
                                                                      ----------
                                                                       $  59,333


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


NOTE I - RELATED PARTY TRANSACTIONS


OFFICER AND DIRECTOR OPTIONS AND WARRANTS

At December 31, 2002, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors which are included in Note G:


             Common Shares                      Exercise                         Expiration
              Under Option                        Price                             Date
            ---------------                     ---------                   --------------------
                 90,000                          $0.06                         June 30, 2009
                 180,000                          0.38                       January 11, 2011
                 300,000                          0.06                        March 26, 2011
               ---------
                 570,000
               =========



The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001


NOTE I - RELATED PARTY TRANSACTIONS (CONTINUED)


Of the total outstanding options granted to officers and directors as discussed above, options to acquire up to an aggregate of 275,750 shares of common stock are exercisable at December 31, 2002.

At December 31, 2002, the Company had outstanding the following warrants to officers and directors which are included in Note G:


             Common Shares                      Exercise                         Expiration
             Under Warrant                        Price                             Date
           ----------------                     ---------                   --------------------
                 125,000                          $1.75                      October 5, 2003
                 612,000                           0.38                      February 4, 2003
                 180,000                           0.38                      January 1, 2006
                 601,340                           0.06                      September 26, 2003
                  10,000                           0.01                      February 21, 2003
            ------------
               1,528,340

Of the total outstanding warrants granted to officers and directors as discussed above, warrants to acquire up to an aggregate of 1,408,340 shares of common stock are exercisable at December 31, 2002.

DUE TO SHAREHOLDERS


During the period ended December 31, 1998, certain shareholders of the Company loaned $18,732 to the Company to finance some of its start-up costs. The $6,232 remaining balance of the loan at December 31, 2002 is non-interest bearing and payable on demand.

NOTE J - CONVERTIBLE NOTE


On January 21, 2001, the Company borrowed $100,000 under a Private Placement Agreement. Under the terms of the agreement the lender, upon the closing of a "Qualified Financing" (as that term is defined in the agreement), can convert the loan to common stock of the Company. The note is convertible at a price per share equal to the lesser of (1) the average closing price of the Company's stock for ten days prior to issuance of the note or (2) the price per share paid by investors in the Qualified Financing. As part of the agreement, the Company issued 20,000 two-year warrants to purchase common stock at $0.01 per share. The note bears interest at 10% per annum payable at maturity. The holder has the right to demand payment within 30 days of January 3, 2003 or upon a "Company Sale", and the note is unsecured.

NOTE K - EXTRAORDINARY ITEM


During 2001 the Company settled approximately $224,000 of accounts payable and accrued expenses for shares of common stock and warrants for common stock having a combined value of approximately $41,000. This extinguishment of debt resulted in an extraordinary gain of approximately $183,000.


The accompanying notes are an integral part of these consolidated financial statements

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


                                                                                                        Director or
                Name                                    Age  Position                                     Officer
                                                                                                           Since
                Duncan J. Kennedy                       38   President, Chief Executive Officer            1998
                                                             and Director
                Robert C. Davidorf                      34   Chief Financial Officer and Director          2001
                Patrick Soquet                          41   Director                                      1998
                William R. Woodward                     43   Director                                      2000

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

ROBERT C. DAVIDORF, Chief Financial Officer, and Director. Mr. Davidorf joined Tribeworks in January 2001 as CFO, and served as a Director since August 2001. Mr. Davidorf most recently served as General Manager of the San Francisco office for Los Angeles-based ARTISTdirect, Inc., where he oversaw the group responsible for the Company's digital music distribution efforts. Prior to ARTISTdirect, Mr. Davidorf founded Mjuice.com, an Internet technology company focusing on the secure delivery of MP3 music files, which was later sold to ARTISTdirect. At Mjuice.com, Mr. Davidorf served as the CFO and was a member of the Board of Directors. Before founding Mjuice.com, Davidorf served as Controller and interim-CFO of Oceania, Inc. and prior to that was a Consultant for the Corporate Finance, Recovery & Disputes division of Price Waterhouse, LLP. Mr. Davidorf holds a B.S. in Economics, magna cum laude, from The University of Pennsylvania and is a Certified Public Accountant.

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

WILLIAM R. WOODWARD, Director. Mr. Woodward has served as a Director of Tribeworks since September 2000. He is currently the Managing Director and founder of Anthem Venture Partners. Prior to Anthem, Mr. Woodward was a Managing Director of Avalon Investments, a $100 million early-stage technology venture capital firm. At Avalon, Bill was the lead partner in the Los Angeles office. Mr. Woodward was also the founder and chairman of San Francisco-based Pulse Entertainment, a 3D animation engine and tools company, was a founder board member of Launch Media, a leading Internet music publisher that was acquired by Yahoo! Inc., and a founder of Paracomp, which merged with Macromind in 1991 to form what is now known as Macromedia.

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

ITEM 10.   EXECUTIVE COMPENSATION.

     DIRECTOR COMPENSATION

One Director, William R. Woodward, receives stock compensation for serving as a Director. The other Directors do not receive any compensation for their services as members of the Board of Directors. Directors are reimbursed for expenses in connection with attendance at Board of Directors and committee meetings. Directors are eligible to participate as optionees under our 1999 Stock Option Plan. During 2002, we also issued 400,000 shares of our common stock to director William R. Woodward, who is providing us services valued at $40,000 outside the scope of his directorship. These shares were issued pursuant to our 2001 Tribeworks, Inc. Stock Plan.

     EXECUTIVE COMPENSATION

     The following table provides certain summary information concerning compensation of our Chief Executive Officer. No other current executive officer received annual salary and bonus in excess of $100,000 for the year ended December 31, 2002.


                           Summary Compensation Table

                                                   Annual Compensation                           Long-Term Compensation

                                                                                      Awards                        Payouts

                                                                Other                        Securities
                                                                Annual      Restricted      Underlying    LTIP     All Other
                                           Salary      Bonus Compensation  Stock Award(s)  Options/SARs  Payouts  Compensation

                                            ($)        ($)        ($)          ($)              ($)        ($)        ($)
Name and Principal Position(a)   Year (b)   (c)        (d)        (e)          (f)              (g)        (h)        (I)

Duncan   Kennedy, President,       2002    $55,335      --         --           --               --         --         --
Chief  Executive  Officer,  and
Director
                                   2001    $69,123      --         --           --             325,000      --         --

                                   2000    $126,583     --         --           --               --         --         --

                        OPTION GRANTS IN LAST FISCAL YEAR

     There were no grants of stock options or warrants to any of the executive officers named in the compensation table above during fiscal year 2002.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL
                     YEAR AND FISCAL YEAR END OPTION VALUES

The following table sets forth information concerning option and warrant exercises in during 2002 and exercisable and unexercisable stock options and warrants held by the executive officers named in the summary compensation table at December 31, 2002. The value of unexercised in-the-money options and warrants is based on a value of $0.03 per share, the fair market value of our common stock as of December 31, 2002, as determined by our board of directors minus the actual per share exercise prices, multiplied by the number of shares underlying the option or warrant. All options and warrants were granted under the 1999 Stock Option Plan or the Tribeworks, Inc. 2001 Stock Plan.

                                                                   Number Of Securities                Value Of Unexercised
                                 Shares                           Underlying Unexercised              In-The-Money Options At
                                Acquired        Value                   Options At                            F-Y End
Name And Principal                 On         Realized                    F-Y End                               ($)
                                                         ----------------------------------------------------------
Position                        Exercise         ($)         Exercisable       Unexercisable     Exercisable        Unexercisable
----------------------        ------------  -----------  ------------------ ---------------- ------------------  ----------------
Duncan Kennedy, President,            --           --          415,000              --                  $0               --
Chief
Executive Officer and
Director





     CHANGE OF CONTROL ARRANGEMENTS

Upon consummation of the Recapitalization, each of Duncan Kennedy, Gilbert Amar and Keepsake exchanged their shares of California Tribeworks common stock for shares of our common stock pursuant to Restricted Stock Purchase Agreements. Each of these agreements provided for Company's repurchase rights of the shares upon termination of each of these person's employment. Duncan Kennedy received 2,022,759 shares of common stock; we had the right to repurchase 500,000 as of the consummation of the Recapitalization. Gilbert Amar received 3,034,037 shares of our common stock; we had the right to repurchase 750,000 of those shares as of the consummation of the Recapitalization. Keepsake received 3,034,037 shares of common stock; we had the right to repurchase 750,000 of those shares as of the consummation of the Recapitalization. Each of these agreements provided that upon a change of control, the expiration of certain milestones, or by a resolution of the Board of Directors, the lapsing of the repurchase right will be accelerated such that our repurchase right with respect to 100% of the common stock would lapse. On June 17, 2002, the Board of Directors resolved to eliminate the Company's repurchase rights for these shares and return the shares to each of Duncan Kennedy, Gilbert Amar and Keepsake.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of our common stock at March 31, 2003, by (i) each of our directors and named executive officers; (ii) all of our directors and executive officers as a group, and (iii) each person or group known to us to own beneficially more than 5% of the outstanding common stock.

                                                                           Amount And
                                                                            Nature Of
                           Name And Address Of                             Beneficial      Percent Of
                           Beneficial Owner(1)                              Ownership         Class
                           ------------------------                     ---------------  ----------
                           Duncan J. Kennedy (2)                           2,048,760         10.99%
                           Robert C. Davidorf (3)                          1,026,440         5.51%
                           Patrick Soquet (4)                              3,480,668         18.68%
                           William R. Woodward (5)                           812,500         4.36%
                           All Directors and Officers                                        39.54%
                                 As a Group (4 persons)
                           Gilbert Amar (6)                                2,986,398         16.03%

(1) Unless  otherwise  noted,  the  address  of each of the named  directors,  officers  and  individuals  is:  c/o
    Tribeworks, Inc., 988 Market Street, San Francisco, CA 94102.

(2) Includes 415,000 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of March 31, 2003.

(3) Includes 866,340 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of March 31, 2003.

(4) All of the shares are owned of record by Keepsake, a Belgian entity owned by Mr. Soquet.

(5) Includes 125,000 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of March 31, 2003.

(6) Includes 350,000 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of March 31, 2003.



ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On August 21, 2001 we retained the services of the investor relations firm, de Jong & Associates (de Jong), for a period of one year. As compensation for services rendered, the firm has received 200,000 shares of our restricted common stock. We have also granted to the firm a warrant to purchase an additional 300,000 shares of our common stock, subject to the firm's ability to meet certain milestones. The warrant exercise price is $0.10 per share. On May 31, 2002, de Jong transferred the all of the shares back to us and we cancelled the all of the warrants pursuant to the cessation of consulting services by de Jong.

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

                                     PART IV

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following is a list of exhibits, some of which are incorporated by reference:

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




(b) The following reports on Form 8-K were filed during the quarter ended December 31, 2002:

None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          TRIBEWORKS, INC.


                           By: /s/ ROBERT C. DAVIDORF
                          -----------------------------
                           Robert C. Davidorf
                           Chief Financial Officer

Date: March 31, 2003


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

        Signature                   Title                               Date

 /s/ DUNCAN J. KENNEDY        Chief Executive Officer             March 31, 2003
 ----------------------
     Duncan J. Kennedy      (Principal Executive Officer)



 /s/ ROBERT C. DAVIDORF       Chief Financial Officer             March 31, 2003
 -----------------------
     Robert C. Davidorf   (Principal Financial and Accounting
                                      Officer)



 /s/ PATRICK SOQUET                Director                       March 31, 2003
-------------------
     Patrick Soquet



 /s/ WILLIAM R. WOODWARD           Director                       March 31, 2003
------------------------
     William R. Woodward

                           CERTIFICATIONS PURSUANT TO
                         RULES 13a-14 AND 15d-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


    In connection with the Quarterly Report of Tribeworks, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Davidorf, the Company's Chief Financial Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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

    (4) The Officer and the other certifying officer:

        (a)Are responsible for establishing and maintaining "disclosure controls and procedures," as that term is defined by the Securities and Exchange Commission, for the Company.

        (b)Have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to them, particularly during the period in which the periodic Report is being prepared.

        (c)Have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of the Report.

        (d)Have presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

    (5) The Officer and the other certifying officer have disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

        (a)All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        (b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

    (6) The Officer and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  December 31, 2002


                 By: /s/ DUNCAN J. KENNEDY
                 -------------------------
                 Duncan J. Kennedy
                 Chief Executive Officer

    In connection with the Quarterly Report of Tribeworks, Inc., a Delaware corporation (the "Company"), on Form 10-KSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert C. Davidorf, the Company's Chief Financial Officer (the "Officer"), certify, pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as amended, that:

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

    (4) The Officer and the other certifying officer:

        (a)Are responsible for establishing and maintaining "disclosure controls and procedures," as that term is defined by the Securities and Exchange Commission, for the Company.

        (b)Have designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to them, particularly during the period in which the periodic Report is being prepared.

        (c)Have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days prior to the filing date of the Report.

        (d)Have presented in the Report their conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation as of that date.

    (5) The Officer and the other certifying officer have disclosed to the Company's auditors and audit committee of the board of directors (or persons fulfilling the equivalent function):

        (a)All significant deficiencies in the design or operation of internal controls, as that term is defined by the Securities and Exchange Commission, which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

        (b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

    (6) The Officer and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  December 31, 2002


                  /s/ ROBERT C. DAVIDORF
                  --------------------------
                  Robert C. Davidorf
                  Chief Financial Officer