Form 10QSB
period 2003-03-31
TRIBEWORKS INC
filed 2003-05-15
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 2003
                               _________________________________________________

                                                or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          N/A         to            N/A
                               ___________________        ______________________

Commission File Number:                    000-28675
                        ________________________________________________________

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

       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on May 15, 2003: 18,634,628 shares.

Transitional Small Business Disclosure Format:     Yes   X   No
                                               ___      ___

                                TRIBEWORKS, INC.
                    FIRST QUARTER 2003 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet
         March 31, 2003                                                       3

         Unaudited Consolidated Statements of Income (Loss)
         Three Months Months Ended March 31, 2003 and 2002                    4

         Unaudited Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2003 and 2002                           5

         Notes to Unaudited Consolidated Financial Statements                 6

  Item 2.  Management's Discussion and Analysis or Plan of Operation          9

  Item 3.  Controls and Procedures                                           11



PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                         12

  Item 6.  Exhibits and Reports on Form 8-K                                  12

  Signatures                                                                 13

  Exhibits                                                                   14

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.


                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003



Current Assets
   Cash                                                                      $      55,683
   Accounts receivable, net of allowance for doubtful accounts of $3,442            36,623
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                                      120,439
   Prepaid expenses                                                                 39,033
                                                                             _____________
     TOTAL CURRENT ASSETS                                                          251,778
                                                                             _____________

Other Assets
   Equipment, net of accumulated depreciation of $48,867                             1,925
                                                                             _____________

TOTAL ASSETS                                                                 $     253,703
                                                                             =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                          $     255,178
   Accrued expenses                                                                 93,565
   Due to shareholders                                                               6,232
   Deferred revenue                                                                131,409
   Convertible note payable                                                        100,000
                                                                             _____________
     TOTAL CURRENT LIABILITIES                                                     586,384
                                                                             _____________

Stockholders' Deficit
   Preferred stock: 10,000,000 shares authorized, none issued
   Common stock: $.0001 par value, 200,000,000 shares authorized,
     18,634,628 shares issued and outstanding                                        1,843
   Additional paid-in capital                                                    3,009,765
   Unearned compensation                                                            (7,780)
   Accumulated deficit                                                          (3,336,509)
                                                                             _____________
     TOTAL STOCKHOLDERS' DEFICIT                                                  (332,681)
                                                                             _____________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                  $     253,703
                                                                             =============



                                TRIBEWORKS, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                   Three Months Ended March 31,
                                                                       2003            2002
                                                                       ____            ____

REVENUES                                                          $    364,442     $    330,009

COST OF SALES                                                          134,936          112,663
                                                                  ____________     ____________


GROSS PROFIT                                                           229,506          217,346
                                                                  ____________     ____________


OPERATING EXPENSES
   Product support                                                      11,601           13,654
   Product development                                                  27,945           13,427
   Sales and marketing                                                  57,874           43,046
   General and administrative                                          105,793          147,968
                                                                  ____________     ____________
                                                                       203,213          218,097
                                                                  ____________     ____________

INCOME (LOSS) FROM OPERATIONS                                           26,293             (751)

INCOME TAXES                                                                 -                -
                                                                  ____________     ____________


NET INCOME (LOSS)                                                 $     26,293     $       (751)
                                                                  ============     ============

BASIC AND DILUTED LOSS PER COMMON SHARE                           $       0.00     $      (0.00)
                                                                  ============     ============


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                               18,634,628       18,434,628
                                                                  ============     ============



                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   Three Months Ended March 31,
                                                                      2003              2002
                                                                      ____              ____

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                            $     26,293     $       (751)
                                                                  ____________     ____________

     Adjustments:
         Depreciation and amortization                                   3,860           14,883
         Amortization of unearned compensation                           2,895            2,838
         Changes in:
             Accounts receivable                                        (4,178)          19,753
             Costs and estimated earnings in excess of billings on
                uncompleted contracts                                 (120,439)         188,433
             Prepaid expenses                                             (979)          (7,499)
             Accounts payable                                            6,674         (156,435)
             Deferred revenue and billings in excess of costs
                and estimated earnings on uncompleted contracts        (37,411)         (65,041)
             Other liabilities                                          38,012          (16,811)
                                                                  ____________     ____________
                 Total adjustments                                    (111,566)         (19,879)
                                                                  ____________     ____________
         Net cash used in operating activities                         (85,273)         (20,630)
                                                                  ____________     ____________

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                              (2,197)               -
                                                                  ____________     ____________

NET DECREASE IN CASH                                                   (87,470)         (20,630)

CASH, BEGINNING OF PERIOD                                              143,153           47,753
                                                                  ____________     ____________

CASH, END OF PERIOD                                               $     55,683     $     27,123
                                                                  ============     ============


                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE A - PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 2003, and its results of operations and cash flows for the three months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly-owned subsidiaries, Tribeworks Development Corporation and Tribeworks Japan Limited. The Company's operations are conducted through its subsidiaries. All material intercompany transactions have been eliminated.

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

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.

Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on custom development services are generally recognized under the percentage-of-completion method of accounting using an input measurement methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses are recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have not been met or if post contract customer support could be material, revenue is recognized as payments from customers become due.

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

Financial Accounting Standards Board Statement No. 148, "ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE" (SFAS 148) requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for all awards had been determined in accordance with fair value based on the method prescribed in SFAS 123 as follows:


                                                             March 31,         March 31,
                                                               2003               2002
                                                             _________         __________

Net income (loss), as reported                               $  26,293         $     (751)

Add:  Stock-based compensation expense included in
net income or loss, no tax effect                                  338                675

Deduct:   Total stock-based compensation expense
determined under fair value method for all awards, no
tax effect                                                      (3,953)           (16,710)
                                                             _________         __________
Pro forma net income (loss)                                  $  22,678         $  (16,786)
                                                             =========         ==========

Net income (loss) per share, basic and diluted:
     As reported                                             $    0.00         $    (0.00)
                                                             =========         ==========
     Pro forma                                               $    0.00         $    (0.00)
                                                             =========         ==========

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. For the quarter ended March 31, 2003, the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

NET EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share (EPS) is computed based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by weighted average number of common and potential common share equivalents. The only potential common share equivalents are those related to stock options and warrants and the convertible note payable; however, such potential common share equivalents are anti-dilutive for the three months ended March 31, 2002 and immaterial for the three months ended March 31, 2003. Therefore, the diluted EPS is the same as basic EPS.

NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

At March 31, 2003, costs and estimated earnings in excess of billings on uncompleted contracts consisted of approximately $95,000 of costs, $108,000 of estimated earnings, less $83,000 of billings.

NOTE E - CONVERTIBLE NOTE

On January 21, 2001, the Company borrowed $100,000 under a Private Placement Agreement. Under the terms of the agreement the lender, upon the closing of a "Qualified Financing" (as that term is defined in the agreement), can convert the loan to common stock of the Company. The note is convertible at a price per share equal to the lesser of (1) the average closing price of the Company's stock for ten days prior to issuance of the note or (2) the price per share paid by investors in the Qualified Financing. As part of the agreement, the Company issued 20,000 two-year warrants to purchase common stock at $0.01 per share. The note bears interest at 10% per annum payable at maturity. The holder has the right to demand payment within 30 days or upon a "Company Sale", and the note is unsecured.

NOTE F - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, although the Company reported net income during 2002 and during the first quarter of 2003, the Company incurred a net loss of approximately $314,000 and $1,950,000 for the years ended December 31, 2001 and 2000, respectively, and had a working capital deficiency of approximately $335,000 and an equity deficiency of approximately $333,000 at March 31, 2003. The Company has also deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


         FORWARD LOOKING STATEMENTS

     The following discussion contains forward-looking statements that are subject to risks and uncertainties. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements, such as, but not limited to:

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

     FINANCIAL CONDITION

         We achieved net income of $26,293 for the first quarter of 2003. Like the profit we achieved for the year ending December 31, 2002 as announced in our 10-KSB, this quarter's profit represents a modest net income figure. Nonetheless, although not all of the recent past quarters have been profitable, we are beginning to witness a trend toward consistent profitability. Our financial success continues to rely on key contracts, the future existence of which is not assured. For instance, our business with a single customer, Pioneer Corporation, accounted for 66% of our total revenues for this quarter. Regardless of the uncertainties, we feel that we have more a robust pipeline of business opportunities than we had at March 31, 2002. This is due to improved market positioning of the Company, which is a result of additional product offerings, a more stabilized financial situation, and improving economic conditions.

         Our business consists of selling software and services to two categories of customers. Tools customers license our iShell(R) branded multimedia application authoring tools, by paying an annual subscription fee to use our iShell software and supplemental products and services, or by purchasing the software outright. Enterprise customers, usually large corporations that require development of complex multimedia applications, license customized versions of our software for a fixed fee or on a per unit basis. Enterprise customers may also pay for professional engineering services performed by Tribeworks' employees and consultants. Our intention is to expand our Tools business and our Enterprise business.

         We experienced a modest increase in the Tools business this quarter, and we plan to accomplish future growth through ongoing addition of features to our core iShell product, through introduction of new products, and through the direct sales method we have used since our initial iShell product launch. This sales method is based on a subscription model where most customers pay an annual membership to use our products commercially. Using this sales method, we have been able to produce high renewal rates. In addition to continuing to use this direct sales method, we also plan to expand our selling efforts to include additional publishing and distribution channels for our software.

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

         The next major release of iShell, called iShell 3, was released during the quarter. We have also announced iShell Mobile Edition (iShell ME), our first new Tools product since the introduction of iShell. More information about our products can be found at our website: http://www.tribeworks.com. The scope of our current development activities includes 1) improvements and fixes for iShell 3, our Windows OS and Mac OS based authoring product, 2) continued development of iShell Mobile Edition, our authoring product which allows developers to build applications for delivery on the Palm OS, and 3) development of additional multimedia tools, both professional and consumer, for devices other than the PC, including mobile devices (especially those mobile devices that run the Palm OS), set-top boxes, and digital signs.

         We continue to strive to operate our business efficiently, without investment of outside capital. While we are encouraged by our results, we cannot make assurances that we will continue to operate profitability. In addition, while we currently operate our business with limited resources and outstanding debt, because we have been able to achieve positive results and because raising money at our current market valuation would be highly dilutive for existing shareholders, we do not have current plans for equity financing. To maximize shareholder value, management continues to look at possible alternatives to take the Company private. However, we do not currently have any formalized plans for a going private transaction.

         RESULTS OF OPERATIONS

         REVENUES

         Total revenues were $364,442 for the quarter ended March 31, 2003, an increase of 10% compared to total revenues of $330,009 for the quarter ended March 31, 2002. The Tools Business, which primarily includes sales of memberships for commercial or educational use of our iShell software, and sales of books and third party plug-ins, increased by 21% to $98,760 for the first quarter of 2003, compared to $81,740 for the first quarter of 2002. The increase is due to the release of iShell 3, a spike in manual sales due to the release of a new manual, the beta release of iShell Mobile Edition, and somewhat improved market conditions. The Enterprise business increased in the first quarter of 2003 by 7% to $265,682, compared with $248,269 for the first quarter of 2002. Enterprise revenues for the first quarter of 2003 consisted of $261,738 in professional services revenues and $3,944 in licensing revenues, compared with $181,192 in professional services revenues and $67,077 in licensing revenues for the first quarter of 2002. International revenues, which consist of sales to foreign customers, represented 76% of revenues for the first quarter of 2003, compared to 56% of revenues for the first quarter of 2002. Revenues from Japanese customers increased to 66% of total revenues for the first quarter of 2003, from 47% for the first quarter of 2002. The increase in Japanese revenue in the Enterprise business is based on the acquisition of a contract with Pioneer Corporation for development of software products that allow users to create and manage content for digital signs.

         COST OF SALES

         Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, and costs associated with professional services, including salaries, consulting fees, and out-of-pocket expenses. Cost of sales was $134,936 for the quarter ended March 31, 2003, up from $112,663 for the quarter ended March 31, 2002. Gross margins decreased modestly on a percentage basis to 63% for the first quarter of 2003 from 66% for the first quarter of 2002.

         OPERATING EXPENSES

         Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $11,601 and $13,654 for the quarters ended March 31, 2003 and 2002, respectively. As a percentage of Tools sales, product support expenses were 12% and 17% for the first quarters of 2003 and 2002, respectively.

         Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $27,945 and $13,427 for the quarters ended March 31, 2003 and 2002, respectively. This increase primarily reflects the work performed to develop iShell 3 and iShell Mobile Edition.

         Sales and marketing expenses consist primarily of compensation and benefits, mail order costs and other public relations and marketing costs. Sales and marketing expenses were $57,874 and $43,046 for the quarters ended March 31, 2003 and 2002, respectively.

         General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $105,793 and $147,968 for the quarters ended March 31, 2003 and 2002, respectively. The decrease was primarily due to the decrease in infrastructure costs for our Japanese subsidiary. Should our cash position materially improve, we expect to pay increased salaries and fees to these key employees and consultants, and therefore experience increased operating expenses, especially in the general and administrative category.

         PROVISION (BENEFIT) FOR INCOME TAXES

         We recorded no tax provision for the quarter ended March 31, 2003 and no tax provision for the quarter ended March 31, 2002.

         NET INCOME (LOSS)

         Net income was $26,293 for the quarter ended March 31, 2003, compared to a net loss of $751 for the quarter ended March 31, 2002.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2003, we had cash of $55,683 compared to $27,123 at March 31, 2002.

         Our capital requirements have been reduced significantly from previous quarters based on cost reductions. While our capital requirements continue to be significant, we are not currently pursuing equity financing, due to our stabilized working capital position and our low market capitalization. Since inception, the Company has financed its operations through issuance of stock and revenues from the Tools and Enterprise businesses. Through March 31, 2003, the Company had raised $2,672,656 from the sale of stock. At March 31, 2003, the principal source of liquidity for the Company was $55,683 of cash.

         Cash used in operating activities was $85,273 for the quarter ended March 31, 2003 and cash used in operating activities was $20,630 for the quarter ended March 31, 2002. Cash used in investing activities for the quarters ended March 31, 2003 and 2002 was $2,197 and $0, respectively. Cash provided by financing activities for the quarters ended March 31, 2003 and 2002 was $0 and $0, respectively.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We made no sales of the Company's unregistered common stock during the quarter ended March 31, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are included in this report or incorporated by reference into this report:

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS
    ______       _______________________
     2.1         Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition Corporation, dated
                 November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
     3.1         Certificate of Incorporation of Tribeworks, Inc., a Delaware
                 Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
     3.2         Bylaws of Tribeworks, Inc., a Delaware Corporation
                 (Incorporated by reference to Exhibit 3.2 to the Registrant's
                 Form 10-SB/A filed July 10, 2000).
     10.1        Consulting Agreement by and between Tribeworks, Inc., a
                 Delaware Corporation, and William R. Woodward, dated January 1,
                 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB filed August 14, 2002).
     99.1        Certification-CEO Pursuant to 18 U.S.C. Section 1350.
     99.2        Certification-CFO Pursuant to 18 U.S.C. Section 1350.

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2003:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Tribeworks, Inc.,
                                      a Delaware corporation

Date: May 15, 2003                    /s/ DUNCAN J. KENNEDY
                                      _____________________________________
                                      Duncan J. Kennedy,
                                      President and Chief Executive Officer

                                      /s/ ROBERT C. DAVIDORF
                                      _____________________________________
                                      Robert C. Davidorf,
                                      Chief Financial Officer

                           CERTIFICATIONS PURSUANT TO
                         RULES 13A-14 AND 15D-14 OF THE
                  SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Duncan J. Kennedy, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tribeworks, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  May 15, 2003


                                            By: /s/  DUNCAN J. KENNEDY
                                               _____________________________
                                                     Duncan J. Kennedy
                                                     Chief Executive Officer

I, Robert C. Davidorf, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tribeworks, Inc.:

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 15, 2003


                                            /s/     ROBERT C. DAVIDORF
                                            _______________________________
                                                    Robert C. Davidorf
                                                    Chief Financial Officer