Form 10QSB
period 2003-06-30
TRIBEWORKS INC
filed 2003-08-14
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             June 30, 2003
                              __________________________________________________

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          N/A          to          N/A
                              _______________________  _________________________

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

       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on August 14, 2003: 18,634,628 shares.

Transitional Small Business Disclosure Format:  [ ] Yes     [X] No

                                TRIBEWORKS, INC.
                    SECOND QUARTER 2003 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE


PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet
         June 30, 2003                                                        3

         Unaudited Consolidated Statements of Income (Loss)
         Three Months and Six Months Ended June 30, 2003 and 2002             4

         Unaudited Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2003 and 2002                              5

         Notes to Unaudited Consolidated Financial Statements                 6

  Item 2.  Management's Discussion and Analysis or Plan of Operation         10

  Item 3.  Controls and Procedures                                           13



PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                         13

  Item 6.  Exhibits and Reports on Form 8-K                                  13

  Signatures                                                                 14

  Exhibits                                                                   15

                          PART I - FINANCIAL STATEMENTS

ITEM 1.  FINANCIAL STATEMENTS.



                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003



Current Assets
   Cash                                                                       $121,458
   Accounts receivable, net of allowance for doubtful accounts of $3,442        51,321
   Prepaid expenses                                                             36,457
                                                                          ____________
     TOTAL CURRENT ASSETS                                                      209,236
                                                                          ____________

Other Assets
   Equipment, net of accumulated depreciation of $48,867                         1,925
                                                                          ____________

TOTAL ASSETS                                                              $    211,161
                                                                          ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                       $    238,637
   Accrued expenses                                                             54,459
   Due to shareholders                                                           6,232
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                                   35,879
   Deferred revenue                                                            124,283
   Current portion of long-term debt                                            42,000
                                                                          ____________
     TOTAL CURRENT LIABILITIES                                                 501,490
                                                                          ____________

   Long term debt, net of current portion                                       52,201
                                                                          ____________

Stockholders' Deficit
   Preferred stock: 10,000,000 shares authorized, none issued
   Common stock: $.0001 par value, 200,000,000 shares authorized,
     18,634,628 shares issued and outstanding                                    1,863
   Additional paid-in capital                                                3,009,745
   Unearned compensation                                                        (6,256)
   Accumulated deficit                                                      (3,347,882)
                                                                          ____________
     TOTAL STOCKHOLDERS' DEFICIT                                              (342,530)
                                                                          ____________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                               $    211,161
                                                                          ============




                                TRIBEWORKS, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                                 Three Months Ended               Six Months Ended
                                                      June 30,                        June 30,
                                             ___________________________     ___________________________
                                                2003            2002            2003            2002
                                             ___________     ___________     ___________     ___________

REVENUES                                     $   264,519     $   223,477     $   628,961     $   553,485

COST OF SALES                                     84,269          50,034         219,205         162,697
                                             ___________     ___________     ___________     ___________

GROSS PROFIT                                     180,250         173,443         409,756         390,788
                                             ___________     ___________     ___________     ___________

OPERATING EXPENSES
   Product support                                10,924          13,165          22,525          26,818
   Product development                            37,443          20,230          65,388          33,657
   Sales and marketing                            67,534          48,861         125,408          91,908
   General and administrative                     75,722         108,783         181,515         256,752
                                             ___________     ___________     ___________     ___________
                                                 191,623         191,039         394,836         409,135
                                             ___________     ___________     ___________     ___________

INCOME (LOSS) FROM OPERATIONS                    (11,373)        (17,596)         14,920         (18,347)

INCOME TAXES                                           -               -               -               -
                                             ___________     ___________     ___________     ___________

NET INCOME (LOSS)                            $   (11,373)    $   (17,596)    $    14,920     $   (18,347)
                                             ===========     ===========     ===========     ===========


BASIC AND DILUTED LOSS PER COMMON SHARE        $ (0.00)      $     (0.00)    $      0.00     $     (0.00)
                                             ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                         18,634,628      18,428,035      18,634,628      18,431,313
                                             ===========     ===========     ===========     ===========





                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                     Six Months Ended June 30,
                                                                       2003           2002
                                                                     _________      _________

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                               $  14,920      $ (18,347)
                                                                     _________      _________

     Adjustments:
        Depreciation and amortization                                    3,860         29,766
        Common stock issued for services                                     -         14,000
        Amortization of unearned compensation                            4,419         15,001
        Interest expense capitalized to note payable                     4,201              -
        Changes in:
           Accounts receivable                                         (18,876)        16,971
           Costs and estimated earnings in excess of billings on
              uncompleted contracts                                          -        190,183
           Prepaid expenses                                              1,597         (9,833)
           Accounts payable                                             (9,867)      (187,000)
           Deferred revenue and billings in excess of costs
              and estimated earnings on uncompleted contracts           (8,658)       (73,488)
           Other liabilities                                            18,906        (16,612)
                                                                     _________      _________
                 Total adjustments                                      (4,418)       (21,012)
                                                                     _________      _________
        Net cash used in operating activities                           10,502        (39,359)
                                                                     _________      _________

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                              (2,197)             -
                                                                     _________      _________

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payment of note payable                                 (30,000)             -
                                                                     _________      _________

NET DECREASE IN CASH                                                   (21,695)       (39,359)

CASH, BEGINNING OF PERIOD                                              143,153         47,753
                                                                     _________      _________


CASH, END OF PERIOD                                                  $ 121,458      $   8,394
                                                                     =========      =========



SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND FINANCING ACTIVITIES

During 2003, $20,000 of accrued interest was capitalized into a note payable.


                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE A - PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of June 30, 2003, and its results of operations and cash flows for the six months then ended have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

NOTE B - NATURE OF BUSINESS AND ORGANIZATION

On August 20, 1998, the Company began its business activities. The Company's business activity results from a technology that provides tools for creating and delivering multimedia applications. Media developers use the technology for creation and deployment of electronic content that utilizes interactive features combining audio, video, animation and graphics content. The Company exploits its software primarily through licensing, memberships and customized licensed versions that include professional engineering to meet contract requirements.

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

TECHNOLOGY LICENSE

The Company's principal business activity centers around the commercialization of iShell, which was initially developed by an officer and director of the Company and an affiliate of the Company. In November 1999, the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 303,030 shares of common stock at an exercise price of $0.33 per share, valued at $30,000. The $130,000 cost has been fully amortized.

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


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

STOCK-BASED AWARDS

The Company accounts for stock based awards to employees under its "Equity Incentive Plan" as compensatory in accordance with Accounting Principles Board Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES ("APB 25"). The Company also issues stock based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS 123").

Financial Accounting Standards Board Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE ("SFAS 148") requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for all awards had been determined in accordance with fair value based on the method prescribed in SFAS 123 as follows:



                                                          Six Months Ended     Six Months Ended
                                                           June 30, 2003        June 30, 2002
                                                          ________________     ________________

Net income (loss), as reported                                $  14,920            $ (18,347)

Add: Stock-based compensation expense included in
net income or loss, no tax effect                                   338                1,349

Deduct: Total stock-based compensation expense
determined under fair value method for all awards, no
tax effect                                                       (7,493)             (37,059)
                                                              _________            _________
Pro forma net income (loss)                                   $   7,765            $ (54,057)
                                                              =========            =========

Net income (loss) per share, basic and diluted:

     As reported                                              $    0.00            $   (0.00)
                                                              =========            =========
     Pro forma                                                $    0.00            $   (0.00)
                                                              =========            =========


                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003


NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. For the quarter ended June 30, 2003, the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

NET EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share (EPS) is computed based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by weighted average number of common and potential common share equivalents. The only potential common share equivalents are those related to stock options and warrants and the convertible note payable; however, such potential common share equivalents are anti-dilutive for the six months ended June 30, 2002 and immaterial for the six months ended June 30, 2003. Therefore, the diluted EPS is the same as basic EPS.

NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

At June 30, 2003, billings in excess of costs and estimated earnings on uncompleted contracts consisted of approximately $148,000 of costs, $175,000 of estimated earnings, less $359,000 of billings.

NOTE E - LONG-TERM DEBT

On January 21, 2001, the Company borrowed $100,000 under a Private Placement Agreement. Under the terms of the agreement the lender, upon the closing of a "Qualified Financing" (as that term is defined in the agreement), could convert the loan to common stock of the Company. Such conversion never took place, and on June 12, 2003, the Company restructured this note. The original terms for the $100,000 note accrued simple interest at 10%, with all principal and accrued interest due on demand. The new terms of the note, a 4% note in the principal amount of $120,000, capitalized $20,000 of accrued interest and forgave $4,201 of accrued interest. The new note is nonconvertible, and calls for an initial payment of $30,000, which was made during June 2003, and then monthly payments of $3,500 through February 2005, with a final payment of $24,201 in March 2005. If the Company makes all note payments timely in accordance with the note agreement, $20,000 of the final payment will be forgiven by the creditor. In accordance with Statement of Financial Accounting Standards No. 15, ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURINGS ("SFAS 15"), the carrying value of the debt, including accrued interest, has been reduced to the total amount of future payments under the new note. Consequently, all future debt payments will reduce the principal balance and no interest expense will be recorded for this note.

NOTE F - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, although the Company reported net income during 2002 and during the first six months of 2003, the Company incurred a net loss of approximately $314,000 and $1,950,000 for the years ended December 31, 2001 and 2000, respectively, and had a working capital deficiency of approximately $292,000 and an equity deficiency of approximately $343,000 at June 30, 2003. The Company has also deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations.

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

     FINANCIAL CONDITION

         We experienced a net loss of $11,373 for the quarter ended June 30, 2003. Although this quarter was not profitable, we achieved a modest profit of $14,920 for the six months ended June 30, 2003. Our financial success continues to rely on key contracts, the future existence of which is not assured. For instance, our business with a single customer accounted for 47% of our total revenues for this quarter. Regardless of the uncertainties, we feel that we have more a robust pipeline of business opportunities than we had at June 30, 2002. This is due to the improved market position of the Company, which is a result of additional product offerings, a more stabilized financial situation, and improving economic conditions.

         Our business consists of selling software and services to two categories of customers. Tools customers license our iShell(R) branded multimedia application authoring tools, iShell 3 or iShell Mobile Edition ("iShell ME"), by purchasing the software via our online store at http://www.tribeworks.com/store or via telephone with one of our sales representatives. Many Tools customers choose to buy a membership, which includes an annual software license combined with customer support and software upgrades. Enterprise customers, usually large corporations that require development of complex multimedia applications, license customized versions of our software for a fixed fee or on a per unit basis. Most of our Enterprise customers also pay for professional engineering services performed by Tribeworks' employees and consultants. Our intention is to expand our Tools and Enterprise businesses.

         We experienced a modest increase in the Tools business this quarter compared to the second quarter of 2002, and we plan to accomplish future growth through ongoing addition of features to our core iShell 3 product, through introduction of new products, including iShell ME, scheduled to be launched in September 2003, and through the direct sales method we have used since our initial iShell product launch. We also plan to expand our selling efforts to include additional publishing and distribution channels for our software, although we cannot predict at this time when these new channels will be established.

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

         We plan to release iShell ME in September 2003. This is our first new Tools product since the introduction of iShell. More information about our products can be found at our website: http://www.tribeworks.com. The scope of our current development activities includes 1) improvements and fixes for iShell 3, our Windows OS and Mac OS based authoring product, 2) continued development of iShell ME, our authoring product which allows developers to build applications for delivery on the Palm OS, and 3) development of additional multimedia tools, both professional and consumer, for devices other than the PC, including mobile devices (especially those mobile devices that run the Palm OS), set-top boxes, and digital signs.

         We strive to operate our business efficiently, without investment of outside capital. While we are encouraged by our results, we cannot make assurances that we will continue to operate profitability. In addition, while we currently operate our business with limited resources and outstanding debt, because we have been able to achieve positive results and because raising money at our current market valuation would be highly dilutive for existing shareholders, we do not have current plans for equity financing. To maximize shareholder value, management continues to look at possible alternatives to take the Company private. However, we do not currently have any formalized plans for a going private transaction.

         RESULTS OF OPERATIONS

         REVENUES

         Total revenues were $264,519 for the quarter ended June 30, 2003, an increase of 18% compared to total revenues of $223,477 for the quarter ended June 30, 2002. The Tools Business, which primarily includes sales of commercial or educational use of our iShell software, sales of books and third party plug-ins, and a small amount of sales of our beta product iShell ME, increased by 2% to $89,595 for the second quarter of 2003, compared to $87,701 for the second quarter of 2002. The relatively flat sales include a small decrease in sales of iShell, and an increase in sales of books and third party plug-ins. The Enterprise business increased in the second quarter of 2003 by 29% to $174,924, compared with $135,775 for the second quarter of 2002. Enterprise revenues for the second quarter of 2003 consisted of $162,256 in professional services revenues and $12,668 in licensing revenues, compared with $101,041 in professional services revenues and $34,734 in licensing revenues for the second quarter of 2002. International revenues, which consist of sales to foreign customers, represented 58% of revenues for the second quarter of 2003, compared to 34% of revenues for the second quarter of 2002. Revenues from Japanese customers increased to 47% of total revenues for the second quarter of 2003, from 19% for the second quarter of 2002. The increase in Japanese revenue in the Enterprise business is based on our ongoing contract with Pioneer Corporation for development of software products that allow users to create and manage content for digital signs.

         Revenues were $628,961 for the six months ended June 30, 2003, an increase of 14% over revenues of $553,485 for the six months ended June 30, 2002. The Tools Business increased in the first six months of 2003 by 11% to $188,355, compared with $169,441 for the first six months of 2002. The Enterprise business grew in the first six months of 2003 by 15% to $440,606, compared with $384,044 for 2002.

         COST OF SALES

         Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with professional services, including salaries, consulting fees, and out-of-pocket expenses. Cost of sales was $84,269 for the quarter ended June 30, 2003, up from $50,034 for the quarter ended June 30, 2002. Gross margins decreased on a percentage basis to 65% for the second quarter of 2003 from 78% for the second quarter of 2002, primarily because the second quarter of 2003 was more heavily weighted with professional services, which carry lower gross margins than Tools sales or Enterprise licensing sales.

         Cost of sales was $219,205 for the six months ended June 30, 2003, up from $162,697 for the six months ended June 30,2002. Gross margins decreased on a percentage basis from 71% for the first six months of 2002 to 65% for the first six months of 2003.

         OPERATING EXPENSES

         Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $10,924 and $13,165 for the quarters ended June 30, 2003 and June 30, 2002, respectively. As a percentage of Tools sales, product support expenses were 12% and 15% for the second quarters of 2003 and 2002, respectively. Product support expenses were $22,525 and $26,818 for the six months ended June 30, 2003 and June 30, 2002, respectively.

         Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $37,443 and $20,230 for the quarters ended June 30, 2003 and 2002, respectively. This increase primarily reflects the investment in iShell ME and related technology, as well as the fact that several software engineers were assigned to billable professional services projects during the quarter ended June 30, 2002. Product development expenses were $65,388 and $33,657 for the six months ended June 30, 2003 and June 30, 2002, respectively.

         Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $67,534 and $48,861 for the quarters ended June 30, 2003 and 2002, respectively. This increase primarily reflects an increase in personnel resulting from an increase in certain salaries in the sales and marketing area, in effort to bring salaries closer to market rates. Sales and marketing expenses were $125,408 and $91,908 for the six months ended June 30, 2003 and June 30, 2002, respectively.

         General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $75,722 and $108,783 for the quarters ended June 30, 2003 and 2002, respectively. The decrease was due primarily to continued cost-cutting measures enacted beginning in the second quarter of 2002, plus efficiencies gained in the general and administrative area, resulting in a need for less personnel for the same amount of work. General and administrative expenses were $181,515 and $256,752 for the six months ended June 30, 2003 and June 30, 2002, respectively.

         PROVISION (BENEFIT) FOR INCOME TAXES

         We recorded no tax provision for the quarter ended June 30, 2003 and no tax provision for the quarter ended June 30, 2002. We recorded no tax provision for the six months ended June 30, 2003 and no tax provision for the six months ended June 30, 2002.

         NET INCOME (LOSS)

         Net loss was $11,373 for the quarter ended June 30, 2003, compared to a net loss of $17,596 for the quarter ended June 30, 2002. Net profit was $14,920 for the six months ended June 30, 2003, compared to a net loss of $18,347 for the six months ended June 30, 2002.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2003, we had cash of $121,458 compared to $8,394 at June 30, 2002.

         Our capital requirements have been reduced significantly from previous quarters based on cost reductions. While our capital requirements continue to be significant, we are not currently pursuing equity financing, due to our stabilized working capital position and our low market capitalization. Since inception, the Company has financed its operations through issuance of stock and revenues from the Tools and Enterprise businesses. Through June 30, 2003, the Company had raised $2,672,656 from the sale of stock. At June 30, 2003, the principal source of liquidity for the Company was $121,458 of cash.

         Cash provided by operating activities was $95,775 for the quarter ended June 30, 2003 and cash used in operating activities was $18,729 for the quarter ended June 30, 2002. Cash provided by operating activities was $10,502 for the six months ended June 30, 2003 and cash used in operating activities was $39,359 for the six months ended June 30, 2002.

         Cash used in investing activities for the quarters ended June 30, 2003 and 2002 was $0 and $0, respectively. Cash used in investing activities for the six months ended June 30, 2003 and 2002 was $2,197 and $0, respectively.

         Cash used in financing activities for the quarter ended June 30, 2003 was $30,000 and for the quarter ended June 30, 2002 was $0. Cash used in financing activities for six months ended June 30, 2003 was $30,000 and for the six months ended June 30, 2002 was $0.

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

         We made no sales of the Company's common stock during the quarter ended June 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are included in this report or incorporated by reference into this report:

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS

      2.1 Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition Corporation, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.1 Certificate of Incorporation of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.2 Bylaws of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB/A filed July 10, 2000).
     31.1        Form 302 Certification - CEO
     31.2        Form 302 Certification - CFO
     32.1        Form 906 Certification - CEO
     32.2        Form 906 Certification - CFO

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 2003:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tribeworks, Inc.,
                                           a Delaware corporation



Date: August 14, 2003                      /s/  DUNCAN J. KENNEDY
                                           -------------------------
                                           Duncan J. Kennedy,
                                           President and Chief Executive Officer



                                           /s/  ROBERT C. DAVIDORF
                                           --------------------------
                                           Robert C. Davidorf,
                                           Chief Financial Officer