Form 10QSB
period 2003-09-30
TRIBEWORKS INC
filed 2003-11-14
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                September 30, 2003
                               _________________________________________________

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from          N/A           to           N/A
                              _______________________    _______________________

Commission File Number:                        000-28675
                       _________________________________________________________

                                Tribeworks, Inc.
________________________________________________________________________________
        (Exact name of small business issuer as specified in its charter)

            Delaware                                             94-3370795
________________________________________________________________________________
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)


  988 Market Street, San Francisco, CA                                  94102
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

       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on November 14, 2003: 18,634,628 shares.

Transitional Small Business Disclosure Format:  [ ] Yes  [X] No

                                TRIBEWORKS, INC.
                    THIRD QUARTER 2003 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE

PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Unaudited Consolidated Balance Sheet
           September 30, 2003                                                 3

           Unaudited Consolidated Statements of Income (Loss)
           Three Months and Nine Months Ended September 30, 2003 and 2002     4

           Unaudited Consolidated Statements of Cash Flows
           Nine Months Ended September 30, 2003 and 2002                      5

           Notes to Unaudited Consolidated Financial Statements               6

  Item 2.  Management's Discussion and Analysis or Plan of Operation          9

  Item 3.  Controls and Procedures                                           12



PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                         12

  Item 6.  Exhibits and Reports on Form 8-K                                  12

  Signatures                                                                 13

  Exhibits                                                                   14

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003


Current Assets

   Cash                                                           $    43,823

   Accounts receivable, net of allowance for doubtful
     accounts of $3,442                                                50,441

   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                          41,175

   Prepaid expenses                                                    31,074
                                                                  ___________
     TOTAL CURRENT ASSETS                                             166,513

Other Assets
   Equipment, net of accumulated depreciation of $48,940                1,852
                                                                  ___________
TOTAL ASSETS                                                      $   168,365
                                                                  ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable                                               $   218,407

   Accrued expenses                                                    41,941

   Due to shareholders                                                  6,232

   Deferred revenue                                                   114,292

   Current portion of long-term debt                                   45,500
                                                                  ___________
     TOTAL CURRENT LIABILITIES                                        426,372
                                                                  ___________
Long term debt, net of current portion                                 41,701
                                                                  ___________
Stockholders' Deficit

   Preferred stock: 10,000,000 shares authorized, none issued
   Common stock: $.0001 par value, 200,000,000 shares
     authorized, 18,634,628 shares issued and outstanding               1,863

   Additional paid-in capital                                       3,009,745

   Unearned compensation                                               (4,813)

   Accumulated deficit                                             (3,306,503)
                                                                  ___________
     TOTAL STOCKHOLDERS' DEFICIT                                     (299,708)
                                                                  ___________
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $   168,365
                                                                  ===========



                                TRIBEWORKS, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)


                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                      ___________________________     ___________________________
                                         2003            2002            2003            2002
                                      ___________     ___________     ___________     ___________

REVENUES                              $   338,332     $   169,983     $   967,293     $   723,468

COST OF SALES                             127,352          30,795         346,557         193,492
                                      ___________     ___________     ___________     ___________

GROSS PROFIT                              210,980         139,188         620,736         529,976
                                      ___________     ___________     ___________     ___________

OPERATING EXPENSES

   Product support                         11,063          10,896          33,588          40,188

   Product development                     36,895          30,828         102,283          69,435

   Sales and marketing                     54,381          37,948         179,789         134,805

   General and administrative              67,262          75,576         248,777         319,956
                                      ___________     ___________     ___________     ___________
                                          169,601         155,249         564,437         564,384
                                      ___________     ___________     ___________     ___________

INCOME (LOSS) FROM OPERATIONS              41,379         (16,061)         56,299         (34,408)


INCOME TAXES                                    -               -               -               -
                                      ___________     ___________     ___________     ___________

NET INCOME (LOSS)                     $    41,379     $   (16,061)    $    56,299     $   (34,408)
                                      ===========     ===========     ===========     ===========

BASIC AND DILUTED INCOME (LOSS)
   PER COMMON SHARE                   $      0.00     $     (0.00)    $      0.00     $     (0.00)
                                      ===========     ===========     ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                  18,634,628      18,634,628      18,634,628      18,499,829
                                      ===========     ===========     ===========     ===========




                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               Nine Months Ended September 30,
                                                               _______________________________
                                                                     2003          2002
                                                                   _________     _________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                               $  56,299     $ (34,408)
                                                                   _________     _________

   Adjustments:
      Depreciation and amortization                                    3,933        44,649
      Common stock issued for services                                     -        14,000
      Cancellation of stock for services not performed                     -        19,794
      Amortization of unearned compensation                            5,862             -
      Interest expense capitalized to note payable                     4,201             -
      Changes in:
         Accounts receivable                                         (17,996)       (2,155)
         Costs and estimated earnings in excess of billings on
            uncompleted contracts
                                                                     (41,175)      195,433
         Prepaid expenses                                              6,980       (11,470)
         Accounts payable                                            (30,097)     (170,204)
         Deferred revenue and billings in excess of costs
            and estimated earnings on uncompleted contracts          (54,528)      (66,481)
         Other liabilities                                             6,388       (15,550)
                                                                   _________     _________
              Total adjustments                                     (116,432)        8,016
                                                                   _________     _________
      Net cash used in operating activities                          (60,133)      (26,391)
                                                                   _________     _________

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchase of equipment                                              (2,197)            -
                                                                   _________     _________

CASH FLOWS FROM FINANCING ACTIVITIES
   Principal payment of note payable                                 (37,000)            -
                                                                   _________     _________

NET DECREASE IN CASH                                                 (99,330)      (26,391)

CASH, BEGINNING OF PERIOD                                            143,153        47,753
                                                                   _________     _________

CASH, END OF PERIOD                                                $  43,823     $  21,362
                                                                   =========     =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING AND FINANCING ACTIVITIES

During 2003, $20,000 of accrued interest was capitalized into a note payable.


                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE A - PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of September 30, 2003, and its results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002 have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


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

Financial Accounting Standards Board Statement No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION - TRANSITION AND DISCLOSURE ("SFAS 148") requires the Company to provide pro forma information regarding net loss and loss per share as if compensation cost for all awards had been determined in accordance with fair value based on the method prescribed in SFAS 123 as follows:



                                                           Nine Months Ended      Nine Months Ended
                                                           September 30, 2003     September 30, 2002
                                                           __________________     __________________

Net income (loss), as reported                                  $ 56,299               $(34,408)

Add: Stock-based compensation expense included in
net income or loss, no tax effect                                    338                  1,689

Deduct: Total stock-based compensation expense
determined under fair value method for all awards,  no
tax effect                                                       (10,433)               (46,312)
                                                                ________               ________
Pro forma net income (loss)                                     $ 46,204               $(79,031)
                                                                ========               ========

Net income (loss) per share, basic and diluted:
     As reported                                                $   0.00               $  (0.00)
                                                                ========               ========
     Pro forma                                                  $   0.00               $  (0.00)
                                                                ========               ========


                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FOREIGN CURRENCY TRANSLATION

Tribeworks Japan prepares its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. For the quarter ended September 30, 2003, the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

NET EARNINGS (LOSS) PER COMMON SHARE

Basic earnings (loss) per share (EPS) is computed based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by weighted average number of common and potential common share equivalents. The only potential common share equivalents are those related to stock options and warrants and the convertible note payable; however, such potential common share equivalents are anti-dilutive for the nine months ended September 30, 2002 and immaterial for the nine months ended September 30, 2003. Therefore, the diluted EPS is the same as basic EPS.

NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

At September 30, 2003, costs and estimated earnings in excess of billings on uncompleted contracts consisted of approximately $26,000 of costs, $53,000 of estimated earnings, less $38,000 of billings.

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

NOTE F - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, although the Company reported net income during 2002 and during the first nine months of 2003, the Company incurred a net loss of approximately $314,000 and $1,950,000 for the years ended December 31, 2001 and 2000, respectively, and had a working capital deficiency of approximately $260,000 and an equity deficiency of approximately $300,000 at September 30, 2003. The Company has also deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.


         FORWARD LOOKING STATEMENTS

     The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. These forward-looking statements are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements, such as, but not limited to:

     o whether or not our products are accepted by the marketplace and the pace of any such acceptance,

     o   our ability to continue to grow our Tools and Enterprise businesses,

     o   improvements in the technologies of our competitors,

     o   changing economic conditions, and

     o   other factors, some of which will be outside of our control.

     We have sought to identify most risks to our business but cannot predict whether or to what extent any of such risks may be realized. There can be no assurance that we have identified all possible risks that might arise. Investors should carefully consider all such risks before making an investment decision with respect to our common stock. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this report. You should refer to and carefully review the information in future documents we file with the Securities and Exchange Commission.

     FINANCIAL CONDITION

         We experienced net income of $41,379 for the quarter ended September 30, 2003, and net income of $56,299 for the nine months ending September 30, 2003. While these income figures are modest, we are encouraged by our continuing profitability. Our financial success continues to rely on key contracts, the future existence of which is not assured. For instance, our business with a single customer accounted for 49% of our total revenues for this quarter. Regardless of the uncertainties, we feel that we have more a robust pipeline of business opportunities than we had at September 30, 2002. This is due to the improved market position of the Company, which is a result of additional product offerings, a more stabilized financial situation, and improving economic conditions.

         We sell our software and generate revenues through two main distribution channels: the graphics software tools business and the enterprise application development business. Tools customers license our iShell(R) branded multimedia application authoring tools, iShell 3 or iShell Mobile ("formerly iShell ME"), by purchasing the software via our online store at http://www.tribeworks.com/store or via telephone with one of our sales representatives. Many Tools customers choose to buy a membership, which includes an annual software license to iShell 3 combined with customer support and software upgrades. Enterprise customers, usually large corporations that require development of complex multimedia applications, pay for professional engineering services performed by Tribeworks' employees and consultants, and license customized versions of our software for a fixed fee or on a per unit basis. Our intention is to expand our Tools and Enterprise businesses.

         We experienced a modest increase in the Tools business this quarter compared to the third quarter of 2002, and we plan to accomplish future growth through ongoing addition of features to our core iShell 3 product, through sales of our product iShell Mobile, and through the direct sales method we have used since our initial iShell product launch. We also plan to expand our selling efforts to include additional publishing and distribution channels for our software, although we cannot predict at this time when these new channels will be established.

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

         We recently released iShell Mobile, our first new Tools product since the introduction of iShell ("now iShell 3"). iShell Mobile was developed in partnership with Kinoma, Inc., developers of Kinoma Player 2 for the Palm OS. Kinoma, Inc. receives a royalty payment for every copy of iShell Mobile that is sold. More information about our products can be found at our website: http://www.tribeworks.com. The scope of our current development activities includes: 1) improvements and fixes for iShell 3, our Windows OS and Mac OS based authoring product, 2) continued development of iShell Mobile, our authoring product which allows developers to build applications for delivery on the Palm OS, and 3) development of additional multimedia tools, both professional and consumer, for devices other than the PC, including mobile devices (especially those mobile devices that run the Palm OS), set-top boxes, and digital signs.

         We strive to operate our business efficiently, without investment of outside capital. While we are encouraged by our results, we cannot make assurances that we will continue to operate profitability.

         RESULTS OF OPERATIONS

         REVENUES

         Total revenues were $338,332 for the quarter ended September 30, 2003, an increase of 99% compared to total revenues of $169,983 for the quarter ended September 30, 2002. The Tools Business, which primarily includes sales of commercial or educational use of our iShell software, sales of books and third party plug-ins, and a small amount of advance sales of our recently released iShell Mobile, increased by 10% to $85,955 for the third quarter of 2003, compared to $78,394 for the third quarter of 2002. The increase in Tools sales includes a modest increase in sales of iShell 3, an increase in sales of books and third party plug-ins, and sales from iShell Mobile. The Enterprise business increased in the third quarter of 2003 by 176% to $252,377, compared with $91,589 for the third quarter of 2002. Enterprise revenues for the third quarter of 2003 consisted of $197,791 in professional services revenues and $54,585 in licensing revenues, compared with $88,559 in professional services revenues and $3,030 in licensing revenues for the third quarter of 2002. The increase in Enterprise professional services revenues is primarily attributable to our ongoing contract with Pioneer Corporation for development of software products that allow users to create and manage content for digital signs, and the acquisition of palmOne, Inc. as a customer, for whom we developed a point-of-sale retail application for their newly released Treo 600 mobile phone. The increase in Enterprise licensing revenues is primarily attributable to a one-time license prepayment from Pioneer Corporation. International revenues, which consist of sales to foreign customers, represented 58% of revenues for the third quarter of 2003, compared to 28% of revenues for the third quarter of 2002. Revenues from Japanese customers increased to 49% of total revenues for the third quarter of 2003, from 10% for the third quarter of 2002. The increase in Japanese revenue in the Enterprise business is based on our contract with Pioneer Corporation.

         Revenues were $967,293 for the nine months ended September 30, 2003, an increase of 34% over revenues of $723,468 for the nine months ended September 30, 2002. The Tools Business increased in the first nine months of 2003 by 11% to $274,310, compared with $247,835 for the first nine months of 2002. The Enterprise business grew in the first nine months of 2003 by 46% to $692,983, compared with $475,633 for 2002.

         COST OF SALES

         Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with professional services, including salaries, consulting fees, and out-of-pocket expenses. Cost of sales was $127,352 for the quarter ended September 30, 2003, up from $30,795 for the quarter ended September 30, 2002. Gross margins decreased on a percentage basis to 62% for the third quarter of 2003 from 82% for the third quarter of 2002, primarily because the third quarter of 2003 was more heavily weighted with professional services, which carry lower gross margins than Tools sales or Enterprise licensing sales.

         Cost of sales was $346,557 for the nine months ended September 30, 2003, up from $193,492 for the nine months ended September 30, 2002. Gross margins decreased on a percentage basis to 64% for the first nine months of 2003 from 73% for the first nine months of 2002.

         OPERATING EXPENSES

         Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $11,063 and $10,896 for the quarters ended September 30, 2003 and September 30, 2002, respectively. As a percentage of Tools sales, product support expenses were 13% and 14% for the third quarters of 2003 and 2002, respectively. Product support expenses were $33,588 and $40,188 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

         Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $36,895 and $30,828 for the quarters ended September 30, 2003 and 2002, respectively. Product development expenses were $102,283 and $69,435 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

         Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $54,381 and $37,948 for the quarters ended September 30, 2003 and 2002, respectively. This increase primarily reflects a reassignment of certain personnel from general and administrative activities to sales and marketing activities. Sales and marketing expenses were $179,789 and $134,805 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

         General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $67,262 and $75,576 for the quarters ended September 30, 2003 and 2002, respectively. The decrease was primarily due to a decrease in personnel expenses, based on the reassignment of certain personnel to sales and professional services activities, combined with efficiencies gained in the general and administrative area, resulting in a need for less personnel for the same amount of work. General and administrative expenses were $248,777 and $319,956 for the nine months ended September 30, 2003 and September 30, 2002, respectively.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2003, we had cash of $43,823 compared to $21,362 at September 30, 2002.

         Our capital requirements have been reduced significantly from previous quarters based on cost reductions. While our capital requirements continue to be significant, we are not currently pursuing equity financing, due to our stabilized working capital position and our low market capitalization. Since inception, the Company has financed its operations through issuance of stock and revenues from the Tools and Enterprise businesses. Through September 30, 2003, the Company had raised $2,672,656 from the sale of stock. At September 30, 2003, the principal source of liquidity for the Company was $43,823 of cash.

         Cash used in operating activities was $70,635 for the quarter ended September 30, 2003 and cash provided by operating activities was $12,968 for the quarter ended September 30, 2002. Cash used in operating activities was $60,133 for the nine months ended September 30, 2003 and cash used in operating activities was $26,391 for the nine months ended September 30, 2002.

         Cash used in investing activities for the quarters ended September 30, 2003 and 2002 was $0 and $0, respectively. Cash used in investing activities for the nine months ended September 30, 2003 and 2002 was $2,197 and $0, respectively.

         Cash used in financing activities for the quarter ended September 30, 2003 was $7,000 and for the quarter ended September 30, 2002 was $0. Cash used in financing activities for nine months ended September 30, 2003 was $37,000 and for the nine months ended September 30, 2002 was $0.

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

ITEM 3. CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer of the Registrant have concluded based on their evaluation as of the end of the period covered by this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the president, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We made no sales of the Company's common stock during the quarter ended September 30, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are included in this report or incorporated by reference into this report:

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBITS

  2.1 Agreement of Merger between Tribeworks, Inc., a California corpora-tion, and Tribeworks Acquisition Corporation, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
  3.1 Certificate of Incorporation of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
  3.2 Bylaws of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB/A filed
            July 10, 2000).
 31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
 31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15(d)-14(a)
 32.1 Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
 32.2 Certification of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

         (b) The following reports on Form 8-K were filed during the quarter ended September 30, 2003:

None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tribeworks, Inc.,
                                           a Delaware corporation


Date: November 14, 2003                    /s/     DUNCAN J. KENNEDY
                                           _____________________________________
                                           Duncan J. Kennedy,
                                           President and Chief Executive Officer


                                           /s/     ROBERT C. DAVIDORF
                                           _____________________________________
                                           Robert C. Davidorf,
                                           Chief Financial Officer