Form 10KSB
period 2003-12-31
TRIBEWORKS INC
filed 2004-03-30
CIK 1093636

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

                   For the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from N/A to N/A

                        Commission file number: 000-28675

                                TRIBEWORKS, INC.
                 ______________________________________________
                 (Name of Small Business Issuer in Its Charter)

                    DELAWARE                                     94-3370795
________________________________________________________________________________
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer
                 Organization)                               Identification No.)

                                988 MARKET STREET
                             SAN FRANCISCO, CA 94102
               ___________________________________________________
               (Address of principal executive offices) (zip code)

         Issuer's Telephone Number, Including Area Code: (415) 674-5555

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                                  COMMON STOCK

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES [X] NO [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenues for its most recent fiscal year. $1,194,792

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 24,2004 was approximately $716,534 based upon the closing price per share of the Common stock of $0.07 on that date.

    There were 18,834,628 shares of the registrant's Common Stock issued and outstanding as of March 24, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Information required by Items 9, 10, 11, 12, and 14 of Part III of this Form 10-KSB are incorporated herein by reference to portions of Registrant's definitive proxy statement of the Registrant's 2004 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2003.

    Transitional Small Business Disclosure Format (check one) YES [ ] NO [X]

                                TABLE OF CONTENTS

                                                                            Page

PART I                                                                        3

Item 1.  Description of Business                                              3

Item 2.  Description of Property                                              6

Item 3.  Legal Proceedings                                                    6

Item 4.  Submission of Matters to a Vote of Security Holders                  7

PART II                                                                       7

Item 5.  Market for Common Equity and Related Stockholder Matters             7

Item 6.  Management's Discussion and Analysis or Plan of Operation            8

Item 7.  Financial Statements                                                16

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            32

Item 8A. Controls and Procedures                                             32


PART III                                                                     32

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   32

Item 10. Executive Compensation                                              32

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                     32

Item 12. Certain Relationships and Related Transactions                      32

Item 13. Exhibits and Reports on Form 8-K                                    33

Item 14. Principal Accountant Fees and Services                              33

SIGNATURES                                                                   34

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

    OVERVIEW

    Tribeworks provides tools for creating and delivering multimedia applications. We sell our software and generate revenues through two main distribution channels: the graphics software tools business and the enterprise application development business. Tools customers license our iShell(R) branded multimedia application authoring tools, iShell 3 or iShell Mobile, by purchasing the software via our online store at http://www.tribeworks.com/store or via telephone with one of our sales representatives. Many Tools customers choose to buy a membership, which includes an annual software license to iShell 3 combined with customer support and software upgrades.

    Most of our Tools customers license our multimedia authoring tool iShell(R), which was introduced in January 1999. iShell is a cross-platform software product that allows developers to create multimedia applications in a variety of categories, including sales and business presentations, informational/catalog titles, training courses and modules for corporations and/or educational institutions, games, learning aids, enhanced CDs (audio CDs that also contain videos and other visual digital content), video yearbooks, recruitment presentations and more. Tools customers, usually graphics industry professionals who also use complementary graphics software products from other vendors, pay an annual membership fee to use our iShell software and supplemental products and services.

     During 2003, we partnered with Kinoma, Inc. ("Kinoma") to create new products for the mobile software market, specifically targeting Palm OS devices. Kinoma makes Kinoma Player 2, which is a high-resolution, interactive movie player for handhelds running the Palm OS. To date we have developed two products in partnership with Kinoma that create Kinoma Player 2 content, iShell Mobile, an iShell-based application development tool, launched in October 2003, and Kinoma Media Album, a consumer multimedia management tool, to be launched during 2004. Kinoma receives a per unit royalty on sales iShell Mobile and Kinoma Media Album. In addition to building these two products together, we utilized Kinoma as a subcontractor on several Enterprise projects during 2003.

     In our Enterprise business, most of our customers are large corporations that require development of custom multimedia tools or complex multimedia applications. Enterprise customers usually pay for professional engineering services performed by Tribeworks' employees and consultants. Certain Enterprise customers also license our software, usually for a fixed fee or on a per unit basis.

    As of December 31, 2003, hundreds of companies in twenty countries have delivered applications based on our technology at some of world's largest organizations and most respected educational institutions including: Apple Computer, AMD, 3Com, Pioneer Electronics, Morgan Stanley Dean Witter, Burger King, Tower Records, Airbus, United Airlines, Nike, Nokia, the US Navy, New York University, UCLA, Michigan State, CalTech, The University of Iowa, Brigham Young University, The University of Hong Kong, and The Canadian Film Center.

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

    We are currently a fully reporting registered company, and our stock is traded on the OTC Bulletin Board under the symbol TRWX. We did not raise funds during 2003, but during 2003 our Board of Directors held discussions about scenarios for equity financing.

    PRODUCTS AND SERVICES

    Tools Business

    Our Tools business is focused on direct sales of licenses and bundled support services to our proprietary graphical software application, iShell(R), and complementary products such as software plug-ins and product documentation. For the year ended December 31, 2003, the Tools business accounted for 30% of total revenues.

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

    iShell Mobile is an object oriented programming tool used to develop applications for the Palm OS. iShell Mobile allows developers to rapidly design interactive multimedia rich applications including business presentations, informational/catalog titles, training courses and modules for corporations and/or educational institutions. iShell Mobile extends the benefits of iShell to software application developers working in the Palm OS handheld market.

    We attract new Tools customers primarily through our website, www.tribeworks.com, where iShell and iShell Mobile can be downloaded for trial use. Potential Tools customers register on our website and provide contact information which we use to attempt to convert them to paying customers. As of December 31, 2003, more than 59,000 users had registered at www.tribeworks.com.

    iShell customers either buy our software with a permanent license or pay an annual membership fee that includes a license to use our software and customer support services. We currently sell three membership levels: Gold, Silver, and Educational. Gold and Silver Members have the right to use the iShell editor to create and the iShell runtime environment to distribute commercial products during their annual membership period. Educational Members, who must be students or faculty at an accredited educational institution, are not permitted to use their software for any type of commercial purpose. Gold and Educational Members also receive a restricted license to utilize, but not to distribute, the iShell source code, the computer language used in writing a software program, which allows them to more effectively customize and modify their software applications. In addition, we provide an option to purchase a permanent license for iShell in lieu of paying for a license via membership. Members can also develop software tools that enhance the functionality of our products. These functional plug-ins are either incorporated into updated versions of iShell or sold on a consignment basis through our website. Tribeworks retains ownership of all plug-ins that are incorporated into iShell.

    iShell Mobile customers buy our software with a permanent license. No memberships are currently available for iShell Mobile.

    During 2004, we plan to continue to sell our iShell and iShell Mobile directly to end customers, but also plan to evaluate the possibility of selling through reseller channels. We also plan to introduce Kinoma Media Album, our first consumer Tools product.

    Enterprise Business

    Enterprise customers are large companies and other entities that require development of customized multimedia authoring tools or multimedia applications that we provide though specialized enhancements to our iShell software. For the year ended December 31, 2003, the Enterprise business accounted for 70% of our total revenues.

     Enterprise customers, who are frequently also subscribers to our Tools products, pay for professional services, which we provide for a fixed fee or on an hourly basis via our employees and outside consultants, and also license customized versions of our software tools for a fixed fee or on a per unit basis. Unlike most service businesses, we own most of the work we create during Enterprise engagements which, in turn, helps to underwrite our research and development costs. Often, new business opportunities for Enterprise work stems from our Tools membership base and, as a result, we have been able to secure large Enterprise customers without a dedicated sales force. Ultimately, we do not intend to grow a large professional services organization, but at this stage in our growth, we believe it is vital that we provide direct services for certain key customers. We believe this allows us to develop new products suitable for large customers who carry the potential for large, recurring licensing fees.

    During 2003, one customer accounted for 73% of our Enterprise revenue. Our relationship with this customer is described below:

            - Pioneer Corporation, a consumer electronics company with more than 30,000 employees and more than $5 billion (USD) in sales, has been a customer since 2000. We have created customized tools for Pioneer to complement a number of their hardware products, including DVD drives and Plasma Display Screens. During 2001, Tribeworks and Pioneer filed a joint patent application related to certain interactive display technologies. During 2002, we entered into an agreement to build software tools and systems to support Pioneer's efforts in selling more Plasma Display Systems in Japan. During 2003, we continued to develop these software tools and systems, which Pioneer is beginning to deploy during 2004.

    Our wholly-owned Japanese subsidiary was incorporated in August 2000, and during 2003 the subsidiary primarily worked to service the Pioneer account. In January 2001, we announced iShell-J, the Japanese language version of our iShell software product, which includes support for two-byte characters. We anticipate that we will derive most of our Japanese revenues from Enterprise customers.

    PRODUCT DEVELOPMENT

     Our products and services enable our customers to save time and cost building and deploying rich-media applications. We believe that our future success depends on our ability to enhance existing products and develop and introduce new products on a timely basis. We maintain an internal staff to develop the software that we market and sell to customers. A significant portion of our software is created as a result of work that we perform for our Enterprise customers. To date, we have structured our contracts with Enterprise customers so that we retain most intellectual property rights in the software that we develop for them. Due to the changing technological environment for computer systems and other electronic devices, we continue to adapt our products to new hardware and software platforms and to embrace emerging technology standards. For the years ended December 31, 2003 and 2002, product development expenditures were $142,692 and $88,078, respectively.

    TECHNICAL SUPPORT AND EDUCATION

    We provide technical support to purchasers of iShell memberships, which includes rapid response to support questions via email and phone, a project upload and test service, discussion lists, a web board, and printed documentation. Technical support varies with membership levels. We are able to limit expenditures for customer support because Members are able to answer most questions for one another through our discussion lists and web boards.

    We also hold an annual Tribeworks Developer Conference in San Francisco, a two-day event that provides customers an opportunity to meet one another, to meet Tribeworks' engineers, and learn about our latest product developments.

    COMPETITION

     We compete in markets that are new, intensely competitive, highly fragmented, and rapidly changing. We have experienced increased competition from current and potential competitors, many of which are larger and more profitable and as a result have greater technical, marketing, and other resources. We expect the competition will continue, and we will compete with the major graphics and multimedia software tools companies, as well as service companies building custom multimedia applications for corporate clients. We believe that the primary competitive factors in providing multimedia software applications to businesses and educational institutions are ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. Our success will depend on our ability to provide quality development tools and value-added services, including:

- Augmenting the ability of the software application to function on different hardware platforms and operating systems, such as Windows and Macintosh environments;
- Delivery of our software to new devices such as mobile phones and personal digital assistants (PDA's);
- Providing flexibility in the degree and level of customization of software applications;
-   Increasing product functionality and system performance;
-   Improving quality of product;
-   Reducing total cost of product development;

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

    GOVERNMENT REGULATION

    Laws relating to the Internet are constantly changing. Federal, state, local and foreign governments are considering a number of new legislative and regulatory proposals relating to Internet commerce. As a result, a number of laws or regulations may be adopted regarding Internet user privacy, security, taxation, pricing, quality of products and services, and intellectual property ownership, which may also be applicable to us. How existing laws will be applied to the Internet, in areas such as property ownership, copyrights, trademarks, trade secrets, and obscene or indecent communications, is uncertain.

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

    EMPLOYEES

     As of December 31, 2003, we had a total of 6 employees and 5 consultants working on a full-time basis.

ITEM 2.  DESCRIPTION OF PROPERTY.

     We lease approximately 3,300 square feet, which includes approximately 2,600 square feet in San Francisco, California for our sales, engineering, and administrative offices and 700 square feet in Tokyo, Japan for our Japanese subsidiary. The current annual rent for the San Francisco facility is approximately $36,000 and in February 2004 the lease becomes a month-to-month lease. The annual rent for the Tokyo facility is approximately $13,000 and the sublease expires April 2004. We expect to extend this lease for one year upon expiration. Both facilities are in satisfactory condition for their purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Tribeworks, Inc. common stock is traded on the OTC bulletin board under the symbol TRWX. The following table sets forth the range of closing high and low bid quotes for each period indicated as reported by stockwatch.com and reflects all stock splits effected by the Company:

                  _______________________________________
                        2003                  2002
                  _______________________________________
                   High       Low        High        Low
_________________________________________________________
First quarter     $0.060     $0.020     $0.095     $0.045
_________________________________________________________
Second quarter    $0.080     $0.020     $0.080     $0.035
_________________________________________________________
Third quarter     $0.070     $0.015     $0.070     $0.030
_________________________________________________________
Fourth quarter    $0.350     $0.030     $0.060     $0.015
_________________________________________________________

    The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


    We had approximately 345 stockholders of record as of March 24, 2004. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

    We established our 1999 Stock Option Plan (the "1999 Plan") on November 2, 1999 with 1,600,000 shares approved for issuance. We established our 2001 Stock Plan ("2001 Plan") on August 16, 2001 and reserved 3,000,000 shares. The purpose of the 1999 Plan is to grant stock and options to purchase our common stock to our employees and key consultants, and the purpose of the 2001 Plan is to grant stock and warrants to purchase our common stock to employees and key consultants for outstanding cash payments due. The total amount of shares subject to both Plans is 4,600,000 shares. Included in the Equity Compensation Plan line items listed below, but outside of the scope of the 1999 Plan and 2001 Plan, are a warrant to purchase 180,000 shares of our common stock issued to an officer and director, and a warrant to purchase 40,000 shares of our common stock issued to a former consultant.

                                                                                              Number of securities
                                        Number of securities to       Weighted-average       remaining available for
                                        be issued upon exercise      exercise price of        future issuance under
                                        of outstanding options,     outstanding options,       equity compensation
              Plan Category               warrants and rights       warrants and rights               plans
      ______________________________________________________________________________________________________________

      Equity Compensation Plans             1,407,915                    $0.41                      8,382
      approved by security holders.

      Equity Compensation Plans              220,000                     $0.31                    1,526,759
      not approved by security
      holders.
      ______________________________________________________________________________________________________________
      Total                                 1,627,915                    $0.40                    1,535,141


     Our Board approved and we intend have approved and have submitted for shareholder approval at our 2004 annual meeting of shareholders, our 2004 Stock Incentive Plan. The purpose of this Plan will be to grant stock options to purchase our common stock, restricted stock, and stock bonuses to employees, officers and key consultants. The total number of shares subject to this Plan will be 25% of our outstanding common stock, as determined from time to time.

    We made the following recent sales of the Company's unregistered common stock during the quarter ended December 31, 2003. All sales or awards were made pursuant to section 4(2) of the Securities Act of 1933 and none of the sales or awards were made with the assistance of underwriters.

    On December 18, 2003 we issued 200,000 shares of our common stock to certain consultants who had provided services to us valued in total at $34,110. The common stock was issued pursuant to our 2001 Tribeworks, Inc. Stock Plan and was registered pursuant to the S-8 registration statement filed on September 26, 2001.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

    FORWARD LOOKING STATEMENTS

     The following discussion contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. These forward-looking statements are based on our management's beliefs as well as assumptions and information currently available to us. When used in this report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements, such as, but not limited to:

        - Whether or not our products are accepted by the marketplace and the pace of any such acceptance,
        - Our ability to continue to grow our Tools and Enterprise businesses,
        - Improvements in the technologies of our competitors,
        - Expanding our products to different software and hardware platforms,
        - Changing economic conditions, and
        - Other factors, some of which will  be outside of our control.

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

    RESULTS OF OPERATIONS

    We witnessed our second profitable year in 2003, with net income of $40,818. While this income figure is modest, we are encouraged by our continuing profitability. Our financial success continues to rely on key contracts, the future existence of which is not assured. For instance, our business with a single customer accounted for 51% of our total revenues for 2003. Regardless of the uncertainties, we feel that we have a more robust pipeline of business opportunities than we had at December 31, 2002. This is due to the improved market position of the Company, which is a result of additional product offerings, a more stabilized financial situation, and improving economic conditions. We have not yet filed our 2002 tax returns, but plan to file them during 2004.

    Revenues

    Total revenues were $1,194,792 for the year ended December 31, 2003, an increase of 23% compared to total revenues of $972,959 for the year ended December 31, 2002. The Tools Business, which primarily includes sales of commercial or educational use of our iShell software, sales of books and third party plug-ins, and a small amount of sales of our recently released product iShell Mobile, increased by 9% to $363,972 for 2003, compared to $334,556 for 2002. The increase in Tools sales includes relatively flat sales of iShell, an increase in sales of books and third party plug-ins, and sales from our new product iShell Mobile. The Enterprise business increased in 2003 by 30% to $830,820, compared with $638,402 for 2002. Enterprise revenues for 2003 consisted of $757,720 in professional services revenues and $73,099 in licensing revenues, compared with $532,363 in professional services revenues and $106,038 in licensing revenues for 2002. The increase in Enterprise professional services revenues is primarily attributable to our ongoing contract with Pioneer Corporation for development of software products that allow users to create and manage content for digital signs, and also the acquisition of palmOne, Inc. as a customer, for whom we developed a point-of-sale retail application for their newly released Treo 600 mobile phone. The decrease in Enterprise licensing revenues is primarily attributable to the loss of the customer relationship with Licross Inc., who withdrew from the new media business during the second quarter of 2002, but partially offset by a license fee from Pioneer Corporation during 2003. International revenues, which consist of sales to foreign customers, represented 63% of revenues for 2003, compared to 45% of revenues for 2002. Revenues from Japanese customers increased to 52% of total revenues for 2003, from 32% for 2002. The increase in Japanese revenues in the Enterprise business is based on our contract with Pioneer Corporation.

    Cost Of Sales

    Cost of sales includes royalties paid to third parties for licensed technology and products, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with professional services, including salaries, consulting fees, and out-of-pocket expenses. Cost of sales was $406,926 for the year ended December 31, 2003, up from $244,817 for the year ended December 31, 2002. The increase in cost of sales was due to an increase in sales volume and a decrease in gross margins. Gross margins decreased on a percentage basis to 66% for 2003 from 75% for 2002, primarily because we generated more of our revenues in 2003 from professional services, which carry lower gross margins than Tools sales or Enterprise licensing sales, and also because of increased sales of third party Tools products in 2003, including books, which carry lower gross margins than our proprietary iShell products.

    Operating Expenses

    Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $50,987 and $46,761 for the years ended December 31, 2003 and 2002, respectively. As a percentage of Tools sales, product support expenses were 14% and 14% for 2003 and 2002, respectively.

    Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $142,692 and $88,078 for the years ended December 31, 2003 and 2002, respectively. This increase primarily reflects additional expenses related to our entry into the mobile market, specifically from the development of iShell Mobile and Kinoma Media Album.

    Sales and marketing expenses consist primarily of compensation and benefits, advertising, mailing costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $232,002 and $173,491 for the years ended December 31, 2003 and 2002, respectively. This increase primarily reflects a reassignment of certain personnel from general and administrative activities to sales and marketing activities during 2003, and also increased salaries for certain personnel that were paid below-market rates during 2002.

    General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $321,751 and $385,200 for the years ended December 31, 2003 and 2002, respectively. This decrease reflects certain efficiencies achieved in this activity, as well as the reassignment of certain personnel from general and administrative activities to other activities during 2003.

    Other Income (Expense)

    Other income was $384 for the year ended December 31, 2003, consisting of $8,110 of other income, and $7,726 of interest expense, compared to Other expense of $13,978 for the year ended December 31, 2002, consisting of $0 of other income, and $13,978 of interest expense.

    Provision For Income Taxes

    We recorded no income taxes for the years ended December 31, 2003 and 2002.

    Net Income

    Net income was $40,818 for the year ended December 31, 2003, compared to net income of $20,634 for the year ended December 31, 2002.

    Liquidity And Capital Resources

    At December 31, 2003, we had cash of $39,772 compared to $143,153 at December 31, 2002.

    Since inception, we have financed our operations through issuance of stock and revenues derived from our Tools and Enterprise businesses. Through December 31, 2003, we had raised $2,672,656 from the sale of stock. At December 31, 2003, our principal source of liquidity was $39,772 of cash. Although we were profitable in 2003, cash flow was negative for the year. Given these results, additional capital or improved operations will be needed to sustain our operations. We are considering seeking equity financing during 2004. There can be no assurance that equity financing will be available. Should we be unable to improve operating results or obtain equity financing, we may be required to delay or reduce the scope of software development, reduce marketing activities, or relinquish rights to software applications that we might otherwise seek to develop or commercialize.

    For the years ended December 31, 2003 and 2002, cash used by operating activities was $59,184 in 2003 and cash provided by operating activities was $95,400 in 2002.

    Cash used in investing activities for the year ended December 31, 2003 and 2002 was $3,697 and $0, respectively. We made no equipment purchases in 2002.

    Cash used by financing activities for the year ended December 31, 2003 and 2002 was $40,500 and $0, respectively.

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

    Critical Accounting Policies

    Our critical accounting policies are described in NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES of the Notes to our financial statements. Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

    Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. Management determines the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers' financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

    Percentage-of-Completion Accounting/Revenue Recognition. Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable. Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on custom development services are generally recognized under the percentage-of-completion method of accounting using an input measurement methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses are recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have been met or if post contract customer support could be material, revenue is recognized as payments from customers are received.

    Income Taxes. We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

    Risk Factors

    WE HAVE A LIMITED OPERATING HISTORY AND THERE IS A GREAT DEGREE OF UNCERTAINTY AS TO OUR FUTURE RESULTS. WE HAVE EXPERIENCED MINIMAL PROFITS RECENTLY AND MAY NEVER ACHIEVE SUSTAINED PROFITABILITY.

    We have a limited operating history upon which an evaluation of our business and prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which we intend to operate and in light of the uncertainty as to market acceptance of our business model. We will be incurring costs in marketing our products and services to customers and in building and developing an administrative organization. To the extent that revenues do not match these expenses, our business, results of operations, and financial conditions will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the Tools business or Enterprise business to maintain profitability on a quarterly or annual basis in the future. We may not be able to sustain or increase profitability on a quarterly basis or achieve profitability on an annual basis.

    WE EXPECT HIGH VARIABILITY AND UNCERTAINTY AS TO OUR FUTURE OPERATIONS AND FINANCIAL RESULTS.

    Failure to continue to operate profitably on an annual basis may adversely affect the market price of our common stock and our ability to raise capital and continue operations. We expect high variability and uncertainty as to our future operations and financial results. As we continue to develop and market our business, our quarterly operating results may fluctuate as a result of a variety of factors. Many of these factors are outside our control, including demand for the development of rich-media applications, the introduction of new products and services by our competitors, price competition or pricing changes in the industry, technical difficulties or system downtime, general economic conditions, and economic conditions specific to the Internet and related media. Due to these factors, among others, our operating results may fall below our expectations and the expectations of investors.

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

    A number of companies currently offer services or products that compete directly or indirectly with our current products and service offerings. These companies include Macromedia, eZedia, Anark, Norpath, MediaChance and HyperStudio. These companies market a variety of products addressing our target markets, including software tools for authoring multimedia content. If we are unable to introduce competitive products with competitive training and consulting services, our business, results of operations, and financial condition will be materially adversely affected.

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

    Our iShell product line currently requires installation of Apple Computer's QuickTime software in order to function properly on both Windows and Macintosh systems. We have no control over whether, and cannot assure that, Apple's QuickTime will maintain or enlarge its current market share against competitive technologies. In addition, although Apple's QuickTime technology has been under development for more than nine years, we cannot assure that Apple will continue to develop the technology or distribute it free of charge to consumers. Apple may also substantially alter its business or licensing strategy with QuickTime in a way that could adversely impact our business, resulting in increases in our development costs. In addition, Apple has increased its graphic software development efforts and may decide to compete directly in the multimedia authoring tool market.

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

    Our success depends upon our ability to address market opportunities while managing our expenses to match our ability to finance our operations. Our need to manage expenses will place a strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, financial condition, and operating results will be materially adversely affected.

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

    We do not have employment contracts with key officers or employees, and their relationships with us are terminable at-will. Our success also depends on our ability to attract and retain additional qualified employees in the San Francisco Bay Area and in Tokyo. Competition for qualified personnel in the San Francisco Bay Area and Tokyo is intense and there are a limited number of persons with knowledge of and experience in our field of business. There can be no assurance that we will be able to attract and retain key personnel. The loss of one or more key employees or of our key service providers could have a material adverse effect on the Company.

    OUR SUCCESS DEPENDS ON OUR ABILITY TO DEVELOP SERVICES THAT MEET OUR CUSTOMERS' REQUIREMENTS. WE MAY NOT BE ABLE TO MEET THOSE REQUIREMENTS IF WE ARE UNABLE TO KEEP PACE WITH TECHNOLOGY TRENDS AND THE EVOLVING RICH-MEDIA INDUSTRY STANDARDS.

    Our success depends on our ability to develop and provide new services that meet our customers' changing requirements. The Internet is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product innovations. Our success will depend, in part, on our ability to assess and effectively use unproven technologies and unproven standards. We must evaluate and utilize technical standards developed by industry committees. We must also evaluate and use proprietary multimedia development software provided by companies such as Apple, Microsoft, and RealNetworks to continue to develop our technological expertise, enhance our current services, develop new services that meet changing customer needs, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. If we fail to adequately assess or utilize these standards or proprietary technologies at the appropriate time in the marketplace, the competitive advantages of our products and services and our business, financial condition, and operating results could be materially adversely affected.

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

ITEM 7.  FINANCIAL STATEMENTS.











                        TRIBEWORKS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                        TRIBEWORKS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                            Page

Independent Auditors' Report                                                 18

Consolidated Balance Sheet                                                   19

Consolidated Statements of Income                                            20

Consolidated Statements of Cash Flows                                        21

Consolidated Statements of Stockholders' Deficit                             23

Notes to Consolidated Financial Statements                                   24

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Tribeworks, Inc.

We have audited the accompanying consolidated balance sheet of Tribeworks, Inc. and subsidiaries as of December 31, 2003, and the related consolidated statements of income, cash flows, and stockholders' deficit for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tribeworks, Inc. and subsidiaries as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company's financial position and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ TAUBER & Balser, P.C.
_________________________
    Tauber & Balser, P.C.

Atlanta, Georgia
March 5, 2004

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


Current Assets

   Cash                                                             $    39,772

   Accounts receivable, net of allowance for doubtful account of
         approximately $4,000                                           166,418

   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                               23,643

   Prepaid expenses                                                      57,874
                                                                    ___________
     TOTAL CURRENT ASSETS                                               287,707

Equipment, net of accumulated depreciation of $49,369                     2,923
                                                                    ___________
TOTAL ASSETS                                                        $   290,630
                                                                    ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable                                                 $   248,870

   Accrued expenses                                                      18,353

   Due to shareholders                                                    6,232

   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                              116,653

   Note payable                                                          83,701

   Deferred revenue                                                     104,566
                                                                    ___________
     TOTAL CURRENT LIABILITIES                                          578,375
                                                                    ___________
Stockholders' Deficit

   Preferred stock: 10,000,000 shares authorized, none issued                 -

   Common stock: $.0001 par value, 200,000,000 shares authorized,
     18,834,628 shares issued and outstanding                             1,883

   Additional paid-in capital                                         3,035,725

   Unearned compensation                                                 (3,369)

   Accumulated deficit                                               (3,321,984)
                                                                    ___________
     TOTAL STOCKHOLDERS' DEFICIT                                       (287,745)
                                                                    ___________
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   290,630
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                          2003              2002
                                       ___________       ___________

REVENUES                               $ 1,194,792       $   972,959


COST OF SALES                              406,926           244,817
                                       ___________       ___________

GROSS PROFIT                               787,866           728,142
                                       ___________       ___________
OPERATING EXPENSES

   Product support                          50,987            46,761

   Product development                     142,692            88,078

   Sales and marketing                     232,002           173,491

   General and administrative              321,751           385,200
                                       ___________       ___________
                                           747,432           693,530
                                       ___________       ___________

INCOME FROM OPERATIONS                      40,434            34,612
                                       ___________       ___________
OTHER INCOME (EXPENSE)

     Interest expense                       (7,726)          (13,978)

     Other income                            8,110                 -
                                       ___________       ___________
                                               384           (13,978)
                                       ___________       ___________

INCOME BEFORE INCOME TAXES                  40,818            20,634


INCOME TAXES                                     -                 -
                                       ___________       ___________
NET INCOME                             $    40,818       $    20,634
                                       ===========       ===========
EARNINGS PER COMMON SHARE

   Basic                               $         -       $         -
                                       ===========       ===========
   Diluted                             $         -       $         -
                                       ===========       ===========
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                   18,642,299        18,533,806
                                       ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements


                        TRIBEWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                           2003            2002
                                                                         _________       _________

CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                          $  40,818       $  20,634
                                                                         _________       _________
     Adjustments:

          Depreciation and amortization                                      4,362          52,309

          Common stock issued for services                                       -          14,000

          Cancellation of stock for services not performed                       -          (7,000)

          Amortization of unearned compensation                              7,306          14,022

          Gain on extinguishment of accounts payable                        (8,110)              -

          Changes in:

             Accounts receivable                                          (133,973)          5,066

             Costs and estimated earnings in excess of billings on
                uncompleted contracts                                      (23,643)        200,433

             Prepaid expenses                                              (19,820)         (9,109)

             Accounts payable                                               34,476        (166,490)

             Deferred revenue and billings in excess of costs
                and estimated earnings on uncompleted contracts             52,399         (32,055)

              Accrued expenses                                             (12,999)          3,590
                                                                         _________       _________
                  Total adjustments                                       (100,002)         74,766
                                                                         _________       _________
          Net cash (used) provided by operating activities                 (59,184)         95,400
                                                                         _________       _________
CASH FLOWS FROM INVESTING ACTIVITIES

      Purchase of equipment                                                 (3,697)              -
                                                                         _________       _________
CASH FLOWS FROM FINANCING ACTIVITIES

      Principal payments on note payable                                   (40,500)              -
                                                                         _________       _________
NET (DECREASE) INCREASE IN CASH                                           (103,381)         95,400

CASH, BEGINNING OF YEAR                                                    143,153          47,753
                                                                         _________       _________
CASH, END OF YEAR                                                        $  39,772       $ 143,153
                                                                         =========       =========


The accompanying notes are an integral part of these consolidated financial statements




                        TRIBEWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                                           2003            2002
                                                                         _________       _________

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

      Cash paid for interest                                             $   7,726       $  13,978
                                                                         =========       =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

      Capitalization of prior year accrued interest into note payable    $  20,000       $       -
                                                                         =========       =========
      Reclassification between additional paid-in capital and
         unearned compensation                                           $       -       $  13,775
                                                                         =========       =========
      Stock issued in extinguishment of accounts payable                 $  26,000       $       -
                                                                         =========       =========


The accompanying notes are an integral part of these consolidated financial statements




                        TRIBEWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                            Common Stock           Additional
                                       _______________________      Paid-In         Unearned       Accumulated
                                         Shares        Amount       Capital       Compensation       Deficit          Total
                                       __________     ________     __________     ____________     ___________      _________

Balances at December 31, 2001          18,434,628     $  1,866     $3,030,805      $ (52,760)      $(3,383,436)     $(403,525)


Stock issued for services                 400,000           17         13,983              -                 -         14,000

Cancellation of stock for services
   previously expensed                   (200,000)         (20)        (6,980)             -                 -         (7,000)

Stock warrants issued for services              -            -            320           (320)                -              -

Cancellation of stock options                   -            -        (28,078)        28,078                 -              -

Cancellation of stock warrants                  -            -           (305)           305                 -              -

Amortization of unearned
   compensation                                 -            -              -         14,022                 -         14,022

Net income                                      -            -              -              -            20,634         20,634
                                       __________     ________     __________     ____________     ___________      _________

Balances at December 31, 2002          18,634,628        1,863      3,009,745        (10,675)       (3,362,802)      (361,869)

Stock issued in extinguishment of
   accounts payable                       200,000           20         25,980              -                 -         26,000

Amortization of unearned
   compensation                                 -            -              -          7,306                 -          7,306

Net income                                      -            -              -              -            40,818         40,818
                                       __________     ________     __________      _________       ___________      _________
Balances at December 31, 2003          18,834,628     $  1,883     $3,035,725      $ (3,369)       $(3,321,984)     $(287,745)
                                       ==========     ========     ==========      =========       ===========      =========


The accompanying notes are an integral part of these consolidated financial statements


                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     NOTE A - NATURE OF BUSINESS

    On August 20, 1998, the Company began its business activities. The Company's business activity results from a technology that provides tools for creating and delivering multimedia applications. Internet media developers use the technology for creation and deployment of electronic content that utilizes interactive features combining graphics, video, and audio content. The Company exploits its software primarily through the licensing of its software tools to multimedia and software developers and through building customized licensed versions that include professional engineering to meet contract requirements.

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

    Significant estimates used in preparing these financial statements include those used in computing profit percentages under the percentage-of-completion revenue recognition method. It is at least reasonably possible that these significant estimates used will change within the next year.

     ACCOUNTS RECEIVABLE

     Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which is $166,418 at December 31, 2003. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable and the collectibility of each account.

     CUSTOMER CONCENTRATIONS

    In 2003 three customers accounted for 51%, 7% and 4% of total revenues, respectively. In 2002 three customers accounted for 27%, 18% and 16% of total revenues, respectively. At December 31, 2003 and 2002, accounts receivable from these major customers totaled $0 and $1,500 respectively.

     Revenues from international customers were approximately 63% and 45% of total revenues in 2003 and 2002, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 52% and 32% of revenues in 2003 and 2002, respectively, were generated from Japanese customers. At December 31, 2003 and 2002, accounts receivable from all international customers totaled approximately $17,000 and $6,000, respectively.

     EQUIPMENT

     Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES   (CONTINUED)

     TECHNOLOGY LICENSE

     The Company's principal business activity focuses on the commercialization of iShell, which was developed by an officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 303,030 shares of common stock at an exercise price of $0.33 per share, valued at $30,000. The $130,000 cost has been fully amortized at December 31, 2002.

     REVENUE RECOGNITION

     Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.

     Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on custom development services are generally recognized under the percentage-of-completion method of accounting using an input measurement methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses are recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have been met or if post contract customer support could be material, revenue is recognized as payments from customers are received.

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

     Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123 as follows:

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
              POLICIES   (CONTINUED)


     STOCK-BASED AWARDS (Continued)

                                                              2003       2002
                                                            ________   ________

     Net income, as reported                                $ 40,818   $ 20,634

     Add:  Stock-based compensation expense included in
     net income, no tax effect                                 7,306     14,022

     Deduct:  Total stock-based compensation expense
     determined under fair value method for all awards,
     no tax effect                                           (20,141)   (50,281)
                                                            ________   ________

     Pro forma net income (loss)                            $ 27,983   $(15,625)
                                                            ========   ========

     Since the difference between the reported and pro forma net income (loss) available to common shareholders is insignificant, there is no effect on the net earnings (loss) per common share.

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002: no dividend yield; expected volatility of 25%; weighted-average risk-free interest rate of 3.40%; and weighted-average expected option life of three years. No options were granted during 2003.

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

     EARNINGS PER COMMON SHARE

    Basic earnings per share ("EPS") is computed based on net income divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income divided by the weighted average number of common shares and potential common share equivalents outstanding. Potential common share equivalents are those related to stock options and warrants in 2003 and 2002 and the convertible note payable in 2002. However, such potential common share equivalents would have no effect on diluted earnings per share in 2003 and 2002. Therefore, basic and diluted earnings per share is the same in 2003 and 2002.

     RECLASSIFICATIONS

     Certain reclassifications have been made to the 2002 financial statements in order to conform to the 2003 financial statement presentation.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     NOTE C - GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, although the Company reported net income during 2003 and 2002, the Company had a working capital deficiency of $290,668 and an equity deficiency of $287,745 at December 31, 2003. The Company is also in default on its note payable and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations.

     Management's plans in this regard include additional marketing of its product line with special emphasis on custom development services and technology licensing opportunities in the U.S. and Japan. The Company is also considering seeking equity financing during 2004.

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

     NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

     At December 31, 2003, costs and estimated earnings in excess of billings on uncompleted contracts, which was comprised of one job in progress, consisted of $9,430 of costs and $14,213 of estimated earnings, less billings of $0. At December 31, 2003, billings in excess of costs and estimated earnings on uncompleted contracts, which was comprised of one job in progress, consisted of $126,000 of billings, less $4,487 of costs and $4,860 of estimated earnings.

     NOTE E - NOTE PAYABLE

     On January 21, 2001, the Company borrowed $100,000 under a Private Placement Agreement. Under the terms of the agreement the lender, upon the closing of a "Qualified Financing" (as that term is defined in the agreement), could convert the loan to common stock of the Company. Such conversion never took place, and on June 12, 2003, the Company and the creditor restructured this note. The original terms for the $100,000 note accrued simple interest at 10%, with all principal and accrued interest due on demand. The restructured note accrues interest at 4% and was increased by $20,000 of previously accrued interest. The new note is nonconvertible, and calls for an initial payment of $30,000, which was made during June 2003, and then monthly payments of $3,500 through February 2005, with a final payment of $24,201 in March 2005. If the Company makes all note payments timely in accordance with the note agreement, the creditor will forgive $20,000 of the final payment. In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"), the carrying value of the debt, including accrued interest, is equal to the total amount of future payments under the new note. Consequently, all future debt payments will reduce the principal balance and no interest expense will be recorded for this note.

     The Company failed to make the scheduled note payments after September 2003 and has received notification of default from the lender. As such, the note is due in full on December 31, 2003 and is accruing default interest at a rate of 4% on the outstanding balance of the note.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     NOTE F - INCOME TAXES

    The components of the provision for income taxes for the years ended December 31, 2003 and 2002 are as follows:


                                                         2003       2002
                                                         ____     _______
    Federal income taxes (benefit):
    Current                                              $  -     $ 7,900
    Benefit of net operating loss carryforward
                                                            -      (7,900)
                                                         ____     _______

                                                            -           -
                                                         ____     _______

    State income taxes (benefit):

    Current                                                 -       1,500

    Benefit of net operating loss carryforward              -      (1,500)
                                                         ____     _______

                                                            -           -
                                                         ____     _______

    Provision for income taxes                           $  -     $     -
                                                         ====     =======


    Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred income tax assets as follows:

                                                2003              2002
                                            ___________       ___________

         Deferred income tax assets         $ 1,365,000       $ 1,288,000
         Less valuation allowance            (1,365,000)       (1,288,000)
                                            ___________       ___________
         Net deferred income tax assets     $         -       $         -
                                            ===========       ===========

     At December 31, 2001, the valuation allowance for deferred income tax assets was $1,306,000.

     The following is a reconciliation of applicable U.S. federal income tax rates (credits) to the effective tax rates included in the consolidated statements of income:

                                                         2003          2002
                                                        ______        ______

         U.S. federal income tax rate                   (15.0)%       (15.0)%
         State income tax rate, net of federal rate      (7.5)         (7.5)
         Valuation allowance                             22.5          22.5
                                                        _____         _____
                                                          0.0%          0.0%
                                                        =====         =====

     At December 31, 2003, the Company had available net operating loss carryforwards for income tax reporting purposes of approximately $3,135,000 which will expire in various periods through 2023. At March 5, 2004, the Company had not filed its 2002 federal and state income tax returns.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include cash and receivables for which the Company believes that the fair value approximates their carrying amounts. It was impracticable to estimate the fair value of the other financial instruments because of the financial position and results of operations of the Company.


     NOTE H - STOCK OPTIONS AND STOCK WARRANTS

     Stock Options

    The Company maintains a 1999 Equity Incentive Plan for the issuance of stock options to employees, directors and consultants. The exercise price is generally the estimated fair market value at the grant date as determined by the Company's Board of Directors. The options vest over a period up to four years. At December 31, 2003, there were 1,400,000 shares reserved for issuance under the 1999 Equity Incentive Plan.

    A summary of the Company's stock options as of December 31, 2003 and 2002 and changes during the years ending on those dates is presented below:


                                                         2003                           2002
                                             ____________________________     ____________________________

                                                              Weighted                         Weighted
                                                               Average                          Average
                                              Options      Exercise Price      Options      Exercise Price
                                             _________     ______________     _________     ______________

Outstanding at beginning of year             1,407,915         $0.41            838,915         $0.95
Granted                                              -             -            650,000          0.05
Cancelled                                            -             -            (81,000)         3.09
                                             _________         _____          _________         _____
Outstanding at end of year                   1,407,915         $0.41          1,407,915         $0.41
                                             =========         =====          =========         =====
Options exercisable at end of year           1,313,332         $0.41            993,324         $0.45
                                             =========         =====          =========         =====
Weighted-average fair value of options
    granted during the year                                    $   -                            $0.01
                                                               =====                            =====


     The following table summarizes information about stock options outstanding at December 31, 2003:



                        Options Outstanding                     Options Exercisable
                        ___________________                     ___________________
                             Weighted
            Options          Average                              Options
          Outstanding     Remaining Life     Exercise Price     Exercisable     Exercise Price
          ___________     ______________     ______________     ___________     ______________

              60,000        6.55 years           $3.09              51,250          $3.09
              45,000        6.41 years            2.80              45,000           2.80
              34,000        6.65 years            2.50              30,500           2.50
              12,000        6.11 years            1.75              12,000           1.75
              32,000        6.88 years            1.00              24,667           1.00
             180,000        7.01 years            0.38             180,000           0.38
              55,000        7.22 years            0.25              55,000           0.25
             490,000        7.18 years            0.06             490,000           0.06
             149,915        6.92 years            0.05             149,915           0.05
             150,000        8.78 years            0.04             150,000           0.04
             200,000        8.47 years            0.03             125,000           0.03
           _________                                             _________
           1,407,915                                             1,313,332
           =========                                             =========


                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002



     NOTE H - STOCK OPTIONS AND STOCK WARRANTS (CONTINUED)

     STOCK WARRANTS

    The Company has issued stock warrants in conjunction with the issuance of common stock, debt, and the settlement of debt and for services. Activity related to stock warrants was as follows:
                                                             Weighted Average
                                               Warrants       Exercise Price
                                             __________      ________________

         Outstanding at December 31, 2001     2,715,415            $0.23
              Granted                            40,000             0.04
              Cancelled                        (300,000)            0.10
                                             __________
         Outstanding at December 31, 2002     2,455,415             0.24
              Expired                        (2,235,415)            0.24
                                             __________
         Outstanding at December 31, 2003       220,000             0.31
                                             ==========

                                                        2003           2002
                                                        ____          _____
         Weighted-average fair value of warrants
             granted during the year                    $  -          $0.01
                                                        ====          =====


     The following table summarizes information about stock warrants outstanding at December 31, 2003:


                        Warrants Outstanding                    Warrants Exercisable
                        ____________________                    ____________________
                             Weighted
           Warrants          Average                             Warrants
          Outstanding     Remaining Life     Exercise Price     Exercisable     Exercise Price
          ___________     ______________     ______________     ___________     ______________

             180,000        2.01 years           $0.38             180,000          $0.38
              40,000        0.45 years            0.03              40,000           0.03
           _________                                             _________
             220,000                                               220,000
           =========                                             =========


     NOTE I - COMMITMENTS

     LEASES

     On October 24, 2002, the Company and its lessor revised an existing lease agreement for office space that had an original monthly rental rate of $5,774. The revised lease term is at a monthly rental rate of $3,000 through February 2004 and month to month thereafter. In addition, the monthly rent in Japan is approximately $1,083 on a two-year lease agreement that runs through April 2004. Total rent expense for the years ended December 31, 2003 and 2002 was $59,000 and $81,802, respectively.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2003 AND 2002


     NOTE J - RELATED PARTY TRANSACTIONS

     OFFICER AND DIRECTOR OPTIONS AND WARRANTS

    At December 31, 2003, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors which are included in Note H:

             Common Shares       Exercise          Expiration
              Under Option         Price              Date
             _____________       ________       ________________

                  90,000           $0.06        June 30, 2009
                 180,000            0.38        January 11, 2011
                 300,000            0.06        March 26, 2011
                 570,000

     Of the total outstanding options granted to officers and directors as discussed above, all are exercisable at December 31, 2003.

     At December 31, 2003, the Company had outstanding the following warrants to officers and directors which are included in Note H:

             Common Shares       Exercise           Expiration
             Under Warrant         Price               Date
             _____________       ________       _______________

                 180,000           $0.38        January 1, 2006

    Of the total outstanding warrants granted to officers and directors as discussed above, all are exercisable at December 31, 2003.

     DUE TO SHAREHOLDERS

    The $6,232 due to shareholders at December 31, 2003 is non-interest bearing and due on demand.

    CONSULTING SERVICES

    During 2002, the Company issued 400,000 shares of its common stock to director William R. Woodward, who provided the Company services valued at $40,000 outside the scope of his directorship. These shares were issued pursuant to the 2001 Tribeworks, Inc. Stock Plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

ITEM 8A.  CONTROLS AND PROCEDURES.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Information called for by this Item is set forth under the caption "Information Concerning Nominees for Election as Directors" in the Company's 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION.

    The information called for by this Item is set forth under the captions "Executive Compensation" in the Company's 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners" and "Information Concerning Nominees for Election as Directors" in the Company's 2003 Proxy Statement, and is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information called for by this Item is set forth under the caption "Security Ownership of Certain Beneficial Owners" and "Information Concerning Nominees for Election as Directors" in the Company's 2003 Proxy Statement, and is incorporated herein by reference

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following is a list of exhibits, some of which are incorporated by reference:

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS

      2.1 Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition Corporation, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.1 Certificate of Incorporation of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.2 Bylaws of Tribeworks, Inc., a Delaware Corporation (Incorpo-rated by reference to Exhibit 3.2 to the Registrant's
                 Form 10-SB/A filed July 10, 2000).
     10.1 Consulting Agreement by and between Tribeworks, Inc., a Delaware Corporation, and William R. Woodward, dated January 1, 2002 (Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-QSB filed August 14, 2002).
     10.3 Pan World Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed September 26, 2001).
     10.4 Tribeworks, Inc. 2001 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed September 26, 2001).
     21.1        Subsidiaries of the Issuer
     24.1 Power of Attorney (appears on the signature page of this report).
     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15(d)-14(a)
     32.1 Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
     32.2 Certification of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 2003:

None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    The information called for by this Item is set forth under the captions "Auditor Fees" in the Company's 2003 Proxy Statement, and is incorporated herein by reference.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRIBEWORKS, INC.


                                By: /s/ ROBERT C. DAVIDORF
                                    ___________________________
                                        Robert C. Davidorf
                                        Chief Financial Officer

Date: March 30, 2004


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert C. Davidorf and Duncan J. Kennedy, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                  Title                                  Date
    _________                  _____                                  ____

/s/ DUNCAN J. KENNEDY     Chief Executive Officer                 March 30, 2004
______________________    (Principal Executive Officer)
    Duncan J. Kennedy



/s/ ROBERT C. DAVIDORF    Chief Financial Officer                 March 30, 2004
______________________    (Principal Financial and Accounting
    Robert C. Davidorf    Officer)



/s/ PATRICK SOQUET        Director                                March 30, 2004
______________________
    Patrick Soquet