Form 10QSB
period 2004-03-31
TRIBEWORKS INC
filed 2004-05-14
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2004
                               -------------------------------------------------

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from         N/A       to          N/A
                                ---------------        -------------

Commission File Number:                    000-28675
                         -------------------------------------------------------

                                Tribeworks, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                   Delaware                                   94-3370795
---------------------------------------------   --------------------------------
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification
 or organization)                                 No.)

988 Market Street, San Francisco, CA
                                                                     94102
----------------------------------------------------------- --------------------
(Address of principal executive offices)                           (Zip Code)

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


       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  X  Yes     No
      ---     ---

       The number of shares outstanding of registrant's $0.0001 par value common stock, as of the close of business on May 14, 2004: 18,834,628 shares.

Transitional Small Business Disclosure Format:      Yes   X   No
                                                ---      ---

                                TRIBEWORKS, INC.
                    FIRST QUARTER 2004 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet
         March 31, 2004                                                      3

         Unaudited Consolidated Statements of Income (Loss)
         Three Months Months Ended March 31, 2004 and 2003                   4

         Unaudited Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2004 and 2003                          5

         Notes to Unaudited Consolidated Financial Statements                6

  Item 2.  Management's Discussion and Analysis or Plan of Operation        10

  Item 3.  Controls and Procedures                                          12



PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                        13

  Item 6.  Exhibits and Reports on Form 8-K                                 13

  Signatures                                                                14

  Exhibits                                                                  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004


Current Assets
   Cash                                                             $     60,410
   Accounts receivable, net of allowance for doubtful accounts of
     approximately $4,000                                                 61,145
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                             21,220
   Prepaid expenses                                                       50,735
                                                                     -----------
     TOTAL CURRENT ASSETS                                                193,510

Other Assets
   Equipment, net of accumulated depreciation of $49,677                   2,615
                                                                     -----------
TOTAL ASSETS                                                        $    196,125
                                                                     ===========

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                 $    244,405
   Accrued expenses                                                       32,639
   Due to shareholders                                                     6,232
   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                             56,294
   Note payable                                                           83,701
   Deferred revenue                                                       99,830
                                                                     -----------
     TOTAL CURRENT LIABILITIES                                           523,101
                                                                     -----------

Stockholders' Deficit
   Preferred stock: 10,000,000 shares authorized, none issued                  -
   Common stock: $.0001 par value, 200,000,000 shares authorized,
     18,834,628 shares issued and outstanding                              1,883
   Additional paid-in capital                                          3,035,725
   Unearned compensation                                                  (1,925)
   Accumulated deficit                                                (3,362,659)
                                                                     -----------
     TOTAL STOCKHOLDERS' DEFICIT                                        (326,976)
                                                                     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    196,125
                                                                     ===========

The accompanying notes are an integral part of these consolidated financial statements



                                TRIBEWORKS, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                                   Three Months Ended March 31,
                                                                       2004            2003
                                                                       ----            ----

REVENUES                                                            $   287,805    $   364,442

COST OF SALES                                                           116,000        134,936
                                                                    -----------    -----------

GROSS PROFIT                                                            171,805        229,506
                                                                    -----------    -----------

OPERATING EXPENSES
   Product support                                                        9,134         11,601
   Product development                                                   35,641         27,945
   Sales and marketing                                                   49,213         57,874
   General and administrative                                           117,953        103,105
                                                                    -----------    -----------

                                                                        211,941        200,525
                                                                    -----------    -----------

INCOME (LOSS) FROM OPERATIONS                                           (40,136)        28,981
                                                                    -----------    -----------

OTHER INCOME (EXPENSE)
     Interest expense                                                      (539)        (2,688)
                                                                    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                       (40,675)        26,293

INCOME TAXES                                                                  -              -
                                                                    -----------    -----------

NET INCOME (LOSS)                                                   $   (40,675)   $    26,293
                                                                    ============   ===========

EARNINGS PER COMMON SHARE
   Basic                                                            $         -    $         -
                                                                    ============   ===========
   Diluted                                                          $         -    $         -
                                                                    ============   ===========


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                                                18,834,628     18,634,628
                                                                    ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements



                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      Three Months Ended March 31,
                                                                           2004            2003
                                                                           ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                               $  (40,675)     $   26,293
                                                                    ------------    -----------
     Adjustments:
         Depreciation                                                       308           3,860
         Amortization of unearned compensation                            1,444           2,895
         Changes in:
              Accounts receivable                                       105,273          (4,178)
              Costs and estimated earnings in excess of billings on
                 uncompleted contracts                                    2,423        (120,439)
              Prepaid expenses                                            7,139            (979)
              Accounts payable                                           (4,465)          6,674
              Accrued expenses                                           14,286          38,012
              Deferred revenue and billings in excess of costs
                 and estimated earnings on uncompleted contracts        (65,095)        (37,411)
                                                                    ------------    -----------
                  Total adjustments
                                                                         61,313        (111,566)
                                                                    ------------    -----------
         Net cash provided (used) by operating activities                20,638         (85,273)
                                                                    ------------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                    -          (2,197)
                                                                    ------------    -----------

NET INCREASE (DECREASE) IN CASH                                          20,638         (87,470)

CASH, BEGINNING OF PERIOD                                                39,772         143,153
                                                                    ------------    -----------

CASH, END OF PERIOD                                                  $   60,410     $    55,683
                                                                    ============    ===========


The accompanying notes are an integral part of these consolidated financial statements

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


         NOTE A - PRINCIPLES OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of March 31, 2004, and its results of operations and cash flows for the three months ended March 31, 2004 and 2003 have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

         ACCOUNTS RECEIVABLE

         Accounts receivable are reported at the amount management expects to collect on balances outstanding at period-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which is $61,145 at March 31, 2004. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable and the collectibility of each account.

         EQUIPMENT

         Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets.

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         TECHNOLOGY LICENSE

         The Company's principal business activity focuses on the commercialization of iShell, which was developed by an officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 303,030 shares of common stock at an exercise price of $0.33 per share, valued at $30,000. The $130,000 cost was fully amortized at December 31, 2002.

         REVENUE RECOGNITION

         Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.

         Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on custom development services are generally recognized under the percentage-of-completion method of accounting using a cost-to-cost measurement methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses are recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have been met or if post contract customer support could be material, revenue is recognized as payments from customers are received.

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

         Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"), requires the Company to provide pro forma information regarding net income (loss) and earnings (loss) per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123 as follows:

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

         NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                                                Three Months Ended March 31
                                                                                 2004                  2003
                                                                                 ----                  ----
                  Net income (loss), as reported                              $  (40,675)          $   26,293
                  Add:  Stock-based  compensation  expense  included  in
                  net income or loss, no tax effect                                1,444                1,451
                  Deduct:   Total   stock-based   compensation   expense
                  determined under fair value method for all awards,  no
                  tax effect                                                      (1,444)              (5,067)
                                                                               ----------          -----------
                  Pro forma net income (loss)                                 $  (40,675)          $   22,677
                                                                               ==========          ===========

                  Net income (loss) per share, basic and diluted:
                       As reported                                            $    (0.00)          $     0.00
                                                                               ==========          ===========
                       Pro forma                                              $    (0.00)          $     0.00
                                                                               ==========          ===========


         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 25%; weighted-average risk-free interest rate of 3.40%; and weighted-average expected option life of three years. No options were granted during the first quarter of 2004.

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

         NET EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per share ("EPS") is computed based on net income
(loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of common shares and potential common share equivalents outstanding. Potential common share equivalents are those related to stock options and warrants and the note payable. However, such potential common share equivalents would have no effect on diluted earnings per share for the three months ended March 31, 2004 and 2003. Therefore, basic and diluted earnings per share are the same for the three months ended March 31, 2004 and 2003.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 financial statement presentation.

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004


         NOTE  D  -  COSTS,  ESTIMATED  EARNINGS  AND  BILLINGS  ON  UNCOMPLETED
         CONTRACTS

         At March 31, 2004, costs and estimated earnings in excess of billings on uncompleted contracts, which was comprised of one job in progress, consisted of $40,487 of costs and $59,985 of estimated earnings, less billings of $79,252. At March 31, 2004, billings in excess of costs and estimated earnings on uncompleted contracts, which was comprised of three jobs in progress, consisted of $166,859 of billings, less $59,546 of costs and $51,019 of estimated earnings.

         NOTE E - NOTE PAYABLE

         On January 21, 2001, the Company borrowed $100,000 under a Private Placement Agreement. Under the terms of the agreement the lender, upon the closing of a "Qualified Financing" (as that term is defined in the agreement), could convert the loan to common stock of the Company. Such conversion never took place, and on June 12, 2003, the Company and the creditor restructured this note. The original terms for the $100,000 note accrued simple interest at 10%, with all principal and accrued interest due on demand. The restructured note accrues interest at 4% and was increased by $20,000 for previously accrued interest. The new note is nonconvertible, and calls for an initial payment of $30,000, which was made during June 2003, and then monthly payments of $3,500 through February 2005, with a final payment of $24,201 in March 2005. If the Company makes all note payments timely in accordance with the note agreement, the creditor will forgive $20,000 of the final payment. In accordance with Statement of Financial Accounting Standards No. 15, ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURINGS ("SFAS 15"), the carrying value of the debt, including accrued interest, is equal to the total amount of future payments under the new note. Consequently, all future debt payments will reduce the principal balance and no interest expense will be recorded for this note.

         The Company failed to make the scheduled note payments after September 2003 and has received notification of default from the lender. As such, the note was due in full on March 31, 2004 and is accruing default interest at a rate of 4% on the outstanding balance of the note.

         NOTE F - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, although the Company reported net income during 2003 and 2002, the Company reported a net loss for the three months ended March 31, 2004 and had a working capital deficiency of $329,591 and an equity deficiency of $326,976 at March 31, 2004. The Company is also in default on its note payable and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations.

         Management's plans in this regard include additional marketing of its product line with special emphasis on custom development services and technology licensing opportunities in the U.S. and Japan. The Company also plans to seek equity financing during 2004.

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

     FINANCIAL CONDITION

         We experienced a net loss of $40,675 for the quarter ended March 31, 2004. This loss is primarily attributable to a decrease in revenues from our ongoing Pioneer contract. One consequence of this quarterly loss is that we plan to reduce our costs, possibly including an action to close our Tribeworks Japan subsidiary. We do not believe that these cost reductions will negatively impact our continuing efforts to market and sell our products and services, and believe that they will help us to move back to profitability. We also plan to raise funds through equity financing, and have taken measures to achieve this goal, including proposing a reverse stock split of one for four of our common stock for our May 17, 2004 Annual Meeting. The funds from this financing will primarily be used to market our Tools products, in an effort to increase overall software licensing revenues.

         Our financial success continues to rely on key contracts, the future existence of which is not assured. For instance, our business with a single customer accounted for 43% of our total revenues for this quarter. Regardless of the uncertainties, we feel that we have a robust pipeline of business opportunities, and we remain optimistic about the future financial success of our business. This is based on our recent introduction of new product offerings and the continued improvement in economic conditions.

         We sell our software and generate revenues through two main distribution channels: the graphics software tools business and the enterprise application development business. Tools customers, usually graphics industry professionals, license our iShell(R) branded multimedia application authoring tools, iShell 4 or iShell Mobile, by purchasing the software via our online store or via telephone with one of our sales representatives. Tools customers either buy our software with a permanent license or pay an annual membership fee that includes a license to use our software and customer support services.

         We first introduced our multimedia authoring tool iShell(R) in January 1999, as a cross-platform software product to allow developers to create multimedia applications in a variety of categories, including sales and business presentations, informational/catalog titles, training courses and modules for corporations and/or educational institutions, games, learning aids, enhanced CDs (audio CDs that also contain videos and other visual digital content), video yearbooks, recruitment presentations and more. We market the latest release, iShell 4, as the fastest way to build secure, interactive CD-ROM's.

         Beginning in 2003, we partnered with Kinoma, Inc. ("Kinoma") to create new products for the mobile software market, specifically targeting Palm OS devices. Kinoma makes Kinoma Player 2, which is a high-resolution, interactive movie player for handhelds running the Palm OS. To date we have developed two products in partnership with Kinoma that create Kinoma Player 2 content, iShell Mobile, an iShell-based application development tool, launched in October 2003, and Kinoma Media Album, a consumer multimedia management tool, to be launched during 2004. Kinoma receives a per unit royalty on sales of iShell Mobile and Kinoma Media Album. In addition to building these two products together, we have utilized Kinoma as a subcontractor on Enterprise projects.

         In our Enterprise business, most of our customers are large corporations that require development of custom multimedia tools or complex multimedia applications. Enterprise customers usually pay for professional engineering services performed by Tribeworks' employees and consultants. Certain Enterprise customers also license our software, usually for a fixed fee or on a per unit basis. As evidenced by results for this quarter, we generally anticipate Enterprise business growth, particularly Enterprise professional services revenue, to be less predictable and "bumpier" than our Tools business revenue in the foreseeable future, and this could impact whether or not we continue to be profitable on a quarter-to-quarter basis. The primary reason is that our Enterprise business has a smaller number of customers. We expect to continue to underwrite the cost of software research and development with money received from Enterprise customers.

         While we strive to operate our business efficiently and profitability, we cannot make assurances that every quarter will be profitable, and we may sacrifice near-term results for long-term results. We plan to pursue equity financing during 2004.

         RESULTS OF OPERATIONS

         REVENUES

         Total revenues were $287,805 for the quarter ended March 31, 2004, a decrease of 21% compared to total revenues of $364,442 for the quarter ended March 31, 2003. The Tools Business, which primarily includes sales of commercial or educational use of our iShell 3 and iShell Mobile software, and sales of books and third party plug-ins, decreased by 2% to $96,758 for the first quarter of 2004, compared to $98,760 for the first quarter of 2003. The Enterprise business decreased in the first quarter of 2004 by 28% to $191,047, compared with $265,682 for the first quarter of 2003. Enterprise revenues for the first quarter of 2004 consisted of $191,047 in professional services revenues and $0 in licensing revenues, compared with $261,738 in professional services revenues and $3,944 in licensing revenues for the first quarter of 2003. The decrease in Enterprise professional services revenues is primarily attributable to a decrease in revenue associated with our ongoing contract with Pioneer Corporation for development of software products that allow users to create and manage content for digital signs. International revenues, which consist of sales to foreign customers, represented 53% of revenues for the first quarter of 2004, compared to 76% of revenues for the first quarter of 2003. Revenues from Japanese customers decreased to 44% of total revenues for the first quarter of 2004, from 66% for the first quarter of 2003.

         COST OF SALES

         Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with professional services, including salaries, consulting fees, and out-of-pocket expenses. Cost of sales was $116,000 for the quarter ended March 31, 2004, down from $134,936 for the quarter ended March 31, 2003. Gross margins decreased on a percentage basis to 60% for the first quarter of 2004 from 63% for the first quarter of 2003.

         OPERATING EXPENSES

         Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $9,134 and $11,601 for the quarters ended March 31, 2004 and 2003, respectively. As a percentage of Tools sales, product support expenses were 9% and 12% for the first quarters of 2004 and 2003, respectively. This decrease is primarily attributable to the assignment of certain product support personnel to other activities, including sales activities like documentation and creation of product samples.

         Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $35,641 and $27,945 for the quarters ended March 31, 2004 and 2003, respectively. This decrease is primarily attributable to the assignment of certain product development personnel to other activities, including billable professional services. We continue to strive to operate our product development efficiently, and in spite of this decrease in costs, we have three products ready for market at March 31, 2004, as compared to one product at March 31, 2003.

         Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $49,213 and $57,874 for the quarters ended March 31, 2004 and 2003, respectively. Most of this decrease is based on less expense for developing our website, which we substantially redesigned during the first and second quarters of 2003, and less expense for Enterprise sales activities, which were lessened due to a focus on Tools sales activities. These decreases were partially offset by an increase in expense for Tools sales activities, based on the introduction of our new products.

         General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $117,953 and $103,105 for the quarters ended March 31, 2004 and 2003, respectively. This increase is primarily due to the increased cost of doing business as a public company as a result of new securities regulations, including increased accounting and legal fees, and also due to costs incurred for the creation of materials for our annual meeting.

         OTHER INCOME (EXPENSE)

         Other expense was $539 for the quarter ended March 31, 2004, consisting of $539 of interest expense, compared to other expense of $2,688 for the quarter ended March 31, 2003, consisting $2,688 of interest expense.

         PROVISION FOR INCOME TAXES

         We recorded no income taxes for the quarters ended March 31, 2004 and 2003.

         NET INCOME (LOSS)

         Net loss was $40,675 for the quarter ended March 31, 2004, compared to net income of $26,293 for the quarter ended March 31, 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2004, we had cash of $60,410 compared to $55,683 at March 31, 2003.

         Our capital requirements have been reduced significantly from previous quarters based on cost reductions. Since inception, the Company has financed its operations through issuance of stock and through revenues from the Tools and Enterprise businesses. Through March 31, 2004, the Company had raised $2,672,656 from the sale of stock. At March 31, 2004, the principal source of liquidity for the Company was $60,410 of cash.

         Cash provided by operating activities was $20,638 for the quarter ended March 31, 2004 and cash used in operating activities was $85,273 for the quarter ended March 31, 2003.

         Cash used in investing activities for the quarters ended March 31, 2004 and 2003 was $0 and $2,197, respectively.

         We cannot make assurances that we will be profitable and that should we seek investment funds, that such funds will be available to us or available on commercially reasonable terms. We do not expect to devote substantial capital resources to additional hiring of personnel if more funds do not become available to us. In addition, the inability to obtain sufficient funds from operations and external sources would have a material adverse effect on our business, results of operations, and financial condition.

ITEM 3. CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer of the Registrant have concluded based on their evaluation as of the end of the period covered by this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We made no sales of the Company's common stock during the quarter ended March 31, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are included in this report or incorporated by reference into this report:

       EXHIBIT
       NUMBER       DESCRIPTION OF EXHIBITS

         2.1 Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition Corporation, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
         3.1 Certificate of Incorporation of Tribeworks, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
         3.2 Bylaws of Tribeworks, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB/A filed July 10, 2000).
         10.5 Tribeworks, Inc. 2004 Employee Stock Incentive Plan (Incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A filed April 14, 2004).
         31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
         31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a)
         32.1 Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code
         32.2 Certification of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2004:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Tribeworks, Inc.,
                                        a Delaware corporation

Date: May 14, 2004                      /s/ DUNCAN J. KENNEDY
                                        -------------------------
                                        Duncan J. Kennedy,
                                        President and Chief Executive Officer

                                        /s/ ROBERT C. DAVIDORF
                                        --------------------------
                                        Robert C. Davidorf,
                                        Chief Financial Officer