Form 10QSB
period 2004-06-30
TRIBEWORKS INC
filed 2004-08-16
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   June 30, 2004
                               _________________________________________________

                                       or

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the transition period from         N/A       to           N/A
                                 _____________         _______________


Commission File Number:                      000-28675
                           _________________________________________________


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

       The number of shares outstanding of registrant's $0.0004 par value common stock, as of the close of business on August 16, 2004: 4,708,657 shares.

Transitional Small Business Disclosure Format:    Yes  X  No
                                               ---    ---

                                TRIBEWORKS, INC.
                    SECOND QUARTER 2004 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Unaudited Consolidated Balance Sheet
           June 30, 2004                                                   3

           Unaudited Consolidated Statements of Income (Loss)
           Three Months and Six Months Ended June 30, 2004 and 2003        4

           Unaudited Consolidated Statements of Cash Flows
           Six Months Ended June 30, 2004 and 2003                         5

           Notes to Unaudited Consolidated Financial Statements            6

  Item 2.  Management's Discussion and Analysis or Plan of Operation      10

  Item 3.  Controls and Procedures                                        13



PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                      14

  Item 6.  Exhibits and Reports on Form 8-K                               14

  Signatures                                                              15

  Exhibits                                                                16

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2004

Current Assets
   Cash                                                              $   27,025
   Accounts receivable, net of allowance for doubtful accounts of
     approximately $4,000                                                26,992
   Costs and estimated earnings in excess of billings
     on uncompleted contracts                                            17,897
   Prepaid expenses                                                      41,287
                                                                      _________
     TOTAL CURRENT ASSETS                                               113,201

Other Assets
   Equipment, net of accumulated depreciation of $49,985                  2,307
                                                                      _________

TOTAL ASSETS                                                         $  115,508
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                  $  272,688
   Accrued expenses                                                      46,666
   Due to shareholders                                                    6,232
   Note payable                                                          83,701
   Deferred revenue                                                      84,325
                                                                      _________
     TOTAL CURRENT LIABILITIES                                          493,612
                                                                      _________

Stockholders' Deficit
   Preferred stock: 10,000,000 shares authorized, none issued                 -
   Common stock: $.0004 par value, 200,000,000 shares authorized,
     4,708,657 shares issued and outstanding                              1,883
   Additional paid-in capital                                         3,035,725
   Unearned compensation                                                   (481)
   Accumulated deficit                                               (3,415,231)
                                                                      _________
     TOTAL STOCKHOLDERS' DEFICIT                                       (378,104)
                                                                      _________

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          $  115,508
                                                                      =========

The accompanying notes are an integral part of these consolidated financial statements



                                TRIBEWORKS, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                  Three Months Ended June 30,        Six Months Ended June 30,
                                                      2004           2003                2004           2003
                                                      ____           ____                ____           ____

REVENUES                                          $ 219,848      $ 264,519            $ 507,653      $ 628,961

COST OF SALES                                        91,290         84,269              207,290        219,205
                                                   ________        _______              _______        _______

GROSS PROFIT                                        128,558        180,250              300,363        409,756
                                                   ________        _______              _______        _______

OPERATING EXPENSES
   Product support                                  11,573          10,924               20,707         22,525
   Product development                              30,383          37,443               66,024         65,388
   Sales and marketing                              46,635          67,534               95,848        125,408
   General and administrative                       92,337          73,445              210,290        176,550
                                                   ________        _______              _______        _______
                                                   180,928         189,346              392,869        389,871
                                                   ________        _______              _______        _______

INCOME (LOSS) FROM OPERATIONS                       (52,370)        (9,096)             (92,506)        19,885
                                                   ________        _______              _______        _______

OTHER INCOME (EXPENSE)
     Interest expense                                  (202)        (2,277)                (741)        (4,965)
                                                   ________        _______              _______        _______


INCOME (LOSS) BEFORE INCOME TAXES                   (52,572)       (11,373)             (93,247)        14,920

INCOME TAXES                                              -              -                    -              -
                                                   ________        _______              _______        _______


NET INCOME (LOSS)                                 $ (52,572)     $ (11,373)             (93,247)        14,920
                                                   ========       ========            $ =======      $ =======

EARNINGS (LOSS) PER COMMON SHARE
   Basic                                          $   (0.01)     $       -            $   (0.02)     $       -
                                                   ========       ========              =======        =======
   Diluted                                        $   (0.01)     $       -            $   (0.02)     $       -
                                                   ========       ========              =======        =======

WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                             4,708,657      4,658,657            4,708,657      4,658,657
                                                  =========      =========            =========      =========


The accompanying notes are an integral part of these consolidated financial statements



                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                      Six Months Ended June 30,
                                                                       2004               2003
                                                                       ____               ____

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                              $ (93,247)       $   14,920
                                                                     ________         _________
     Adjustments:
         Depreciation                                                     616             3,860
         Amortization of unearned compensation                          2,888             4,419
         Changes in:
              Accounts receivable                                     139,426           (18,876)
              Costs and estimated earnings in excess of billings on
                 uncompleted contracts                                  5,746
              Prepaid expenses                                         16,587             1,597
              Accounts payable                                         23,818            (9,867)
              Accrued expenses                                         28,313            23,107
              Deferred revenue and billings in excess of costs
                 and estimated earnings on uncompleted contracts     (136,894)           (8,658)
                                                                     ________         _________
                  Total adjustments                                    80,500            (4,418)
                                                                     ________         _________
         Net cash provided (used) by operating activities             (12,747)           10,502
                                                                     ________         _________

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                  -            (2,197)
                                                                     ________         _________

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payment of note payable                                      -           (30,000)
                                                                     ________         _________

NET DECREASE IN CASH                                                  (12,747)          (21,695)

CASH, BEGINNING OF PERIOD                                              39,772           143,153
                                                                     ________         _________

CASH, END OF PERIOD                                                 $  27,025        $  121,458
                                                                     ========         =========

The accompanying notes are an integral part of these consolidated financial statements

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

         NOTE A - PRINCIPLES OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of June 30, 2004, and its results of operations and cash flows for the three and six months ended June 30, 2004 and 2003 have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

         ACCOUNTS RECEIVABLE

         Accounts receivable are reported at the amount management expects to collect on balances outstanding at period-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which is $26,992 at June 30, 2004. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable and the collectibility of each account.

         EQUIPMENT

         Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets.

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

         NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         TECHNOLOGY LICENSE

         The Company's principal business activity focuses on the commercialization of iShell, which was developed by an officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 75,758 shares of common stock at an exercise price of $1.32 per share, valued at $30,000. The $130,000 cost was fully amortized at December 31, 2002.

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

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

         NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                                                           Three Months Ended June 30,   Six Months Ended June 30,
                                                               2004           2003           2004           2003
                                                               ____           ____           ____           ____

Net income (loss), as reported                             $ (52,572)     $ (11,373)     $ (93,247)       $ 14,920

Add:  Stock-based  compensation  expense  included  in
net income or loss, no tax effect                              1,444          1,524          2,888           4,419

Deduct:   Total   stock-based   compensation   expense
determined under fair value method for all awards,  no
tax effect                                                    (2,044)        (5,064)        (3,488)        (11,574)

                                                           __________     __________     __________       _________
Pro forma net income (loss)                                $ (53,172)     $ (14,913)     $ (93,847)       $  7,765
                                                           ==========     ==========     ==========       =========

Net income (loss) per share, basic and diluted:
     As reported                                           $   (0.01)     $   (0.00)     $   (0.02)       $   0.00
                                                           ==========     ==========     ==========       =========
     Pro forma                                             $   (0.01)      $  (0.00)      $  (0.02)        $  0.00
                                                           ==========     ==========     ==========       =========

         The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions: no dividend yield; expected volatility of 25%; weighted-average risk-free interest rate of 3.40%; and weighted-average expected option life of three years. No options were granted during the second quarter of 2004.

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

         NET EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per share ("EPS") is computed based on net income
(loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of common shares and potential common share equivalents outstanding. Potential common share equivalents are those related to stock options and warrants and the note payable. However, such potential common share equivalents would have no effect on diluted earnings per share for the six months ended June 30, 2004 and 2003. Therefore, basic and diluted earnings per share are the same for the three and six months ended June 30, 2004 and 2003.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 financial statement presentation.

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

         NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED
         CONTRACTS

         At June 30, 2004, costs and estimated earnings in excess of billings on uncompleted contracts, which was comprised of one job in progress, consisted of $9,401 of costs and $8,496 of estimated earnings, less billings of $0.

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

         The Company failed to make the scheduled note payments after September 2003 and has received notification of default from the lender. As such, the note was due in full on June 30, 2004 and is accruing default interest at a rate of 4% on the outstanding payment amounts of the note.

         NOTE F - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, although the Company reported net income during 2003 and 2002, the Company reported a net loss for the three and six months ended June 30, 2004 and had a working capital deficiency of $380,411 and an equity deficiency of $378,104 at June 30, 2004. The Company is also in default on its note payable and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations.

         Management's plans in this regard include additional marketing of its product line with special emphasis on custom development services and technology licensing opportunities in the U.S. and Japan. The Company also is considering to seek equity financing and other possible corporate transactions during 2004.

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

         NOTE G - REVERSE STOCK SPLIT

         On March 24, 2004, the Board of Directors authorized a one-for-four reverse stock split of the Company's common stock. The reverse split became effective on June 4, 2004, thereby reducing the number of common shares outstanding by 75% and increasing the par value to $0.0004. All references in the accompanying consolidated financial statements to the number of common shares, number and exercise price of stock options and stock warrants, and per share amounts for the periods prior to the reverse stock split have been restated to reflect the reverse stock split.

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

     FINANCIAL CONDITION

         We experienced a net loss of $52,572 for the quarter ended June 30, 2004. This loss is primarily attributable to a decrease in revenues in both our Enterprise and Tools business, and increased administrative costs from efforts surrounding our recent annual meeting and reverse stock split. Consequently, in order to strengthen our financial stability, we are increasing the sales activities of certain personnel, and we have undertaken cost-cutting measures. Such cost-cutting measures include closing our Tribeworks Japan subsidiary, which we expect to be completed during the third quarter of 2004, reducing our headcount, and reducing discretionary spending. The costs to close the Tribeworks Japan subsidiary are not material and thus we have not accrued any additional expenses for the closure. There is a risk these cost-cutting measures could have a negative impact on revenues. We are also implementing a new executive compensation plan that we expect will have an adverse impact on profitability.

         At this time we have deferred plans to raise funds through equity financing, primarily so we can refocus our energy on the development of new mobile Enterprise business opportunities. We still plan to raise funds through equity financing in the future. Our financial success continues to rely on key contracts, the future existence of which is not assured. For instance, our business with a single customer accounted for 24% of our total revenues for this quarter.

         We sell our professional software and generate revenues through two main distribution channels: the graphics software tools business and the enterprise application development business. Tools customers, usually graphics industry professionals, license our iShell(R) branded multimedia application authoring tools, iShell 4 or iShell Mobile, by purchasing the software via our online store or via telephone with one of our sales representatives. Tools customers either buy our software with a permanent license or pay an annual subscription fee that includes a license to use our software and free software upgrades. Kinoma Media Album (KMA), our first consumer multimedia tool, is sold through three online stores: Kinoma.com, Handango.com and PalmGear.com.

         We first introduced our multimedia authoring tool iShell(R) in January 1999, as a cross-platform software product to allow developers to create multimedia applications in a variety of categories, such as sales and business presentations, informational/catalog titles, training courses and modules for corporations and/or educational institutions, games, learning aids, enhanced CDs (audio CDs that also contain videos and other visual digital content), video yearbooks, and recruitment presentations.

         Beginning in 2003, we partnered with Kinoma, Inc. ("Kinoma") to create new products for the mobile software market, specifically targeting Palm OS devices. Kinoma makes Kinoma Player 2, which is a high-resolution, interactive movie player for handhelds running the Palm OS. To date we have developed two products in partnership with Kinoma that create Kinoma Player 2 content, iShell Mobile, an iShell-based application development tool, launched in October 2003, and Kinoma Media Album, a consumer multimedia management tool, launched in May of 2004. Kinoma receives a per unit royalty on sales of iShell Mobile and Kinoma Media Album. In addition to building these two products together, we have utilized Kinoma as a subcontractor on Enterprise projects.

         In our Enterprise business, most of our customers are large corporations that require development of custom multimedia tools or complex multimedia applications. Enterprise customers usually pay for consulting services performed by Tribeworks' employees and subcontractors. Certain Enterprise customers also license our software, usually for a fixed fee or on a per unit basis, although we recorded no Enterprise licensing revenues during this quarter. As evidenced by results for this quarter, we generally anticipate Enterprise business growth, particularly Enterprise consulting revenues, to be less predictable and "bumpier" than our Tools business revenues in the foreseeable future, and this could impact whether or not we continue to be profitable on a quarter-to-quarter basis. The primary reason is that our Enterprise business has a smaller number of customers. The addition of new mobile Enterprise solutions has expanded the potential customer base and could decrease volatility going forward. We expect to continue to underwrite the cost of software research and development with money received from Enterprise customers.

         While we strive to operate our business efficiently and profitably, we cannot make assurances that every quarter will be profitable, and we may sacrifice near-term results for long-term results.

         RESULTS OF OPERATIONS

         REVENUES

         Total revenues were $219,848 for the three months ended June 30, 2004, a decrease of 17% compared to total revenues of $264,519 for the three months ended June 30, 2003. The Tools Business, which primarily includes sales of commercial or educational use of our iShell 4, iShell Mobile, and Kinoma Media Album software, and sales of books and third party plug-ins, decreased by 20% to $71,909 for the second quarter of 2004, compared to $89,595 for the second quarter of 2003. The Enterprise business decreased in the second quarter of 2004 by 15% to $147,939, compared with $174,924 for the second quarter of 2003. Enterprise revenues for the second quarter of 2004 consisted of $147,939 in consulting revenues and $0 in licensing revenues, compared with $162,256 in consulting revenues and $12,668 in licensing revenues for the second quarter of 2003. The decrease in Enterprise consulting revenues is primarily attributable to an approximately 50% decrease in revenues associated with our ongoing contract with Pioneer Corporation for development of software products that allow users to create and manage content for digital signs. We expect that revenues associated with Pioneer Corporation will increase in future quarters. International revenues, which consist of sales to foreign customers, represented 50% of revenues for the second quarter of 2004, compared to 58% of revenues for the second quarter of 2003. Revenues from Japanese customers decreased to 29% of total revenues for the second quarter of 2004, down from 47% for the second quarter of 2003.

         Revenues were $507,653 for the six months ended June 30, 2004, a decrease of 19% from revenues of $628,961 for the six months ended June 30, 2003. The Tools Business decreased in the first six months of 2004 by 10% to $168,667, compared with $188,355 for the first six months of 2003. The Enterprise business decreased in the first six months of 2004 by 23% to $338,986, compared with $440,606 for 2003.

         COST OF SALES

         Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. Cost of sales was $91,290 for the three months ended June 30, 2004, up from $84,269 for the three months ended June 30, 2003. Gross margins decreased on a percentage basis to 58% for the second quarter of 2004 from 68% for the second quarter of 2003, primarily caused by higher relative subcontractor costs on certain Enterprise projects during the quarter.

         Cost of sales was $207,290 for the six months ended June 30, 2004, down from $219,205 for the six months ended June 30, 2003. Gross margins decreased on a percentage basis from 65% for the first six months of 2003 to 59% for the first six months of 2004.

         OPERATING EXPENSES

         Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $11,573 and $10,924 for the quarters ended June 30, 2004 and 2003, respectively. As a percentage of Tools sales, product support expenses were 16% and 12% for the second quarters of 2004 and 2003, respectively. This increase is primarily attributable to reduced Tools revenues and relatively fixed product support expenses. Product support expenses were $20,707 and $22,525 for the six months ended June 30, 2004 and June 30, 2003, respectively.

         Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $30,383 and $37,443 for the quarters ended June 30, 2004 and 2003, respectively. Product development expenses were $66,024 and $65,388 for the six months ended June 30, 2004 and June 30, 2003, respectively.

         Sales and marketing expenses consist primarily of compensation and benefits, advertising, mail order costs, trade show expenses, and other public relations and marketing costs. Sales and marketing expenses were $46,635 and $67,534 for the quarters ended June 30, 2004 and 2003, respectively. Most of this decrease is based on less expense for developing our website, which we substantially redesigned during the first and second quarters of 2003, and decreased wages for certain sales personnel, whose wages are tethered to sales performance. Sales and marketing expenses were $95,848 and $125,408 for the six months ended June 30, 2004 and June 30, 2003, respectively.

         General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $92,337 and $73,445 for the quarters ended June 30, 2004 and 2003, respectively. This increase is primarily due to the increased cost of doing business as a public company as a result of new securities regulations, including increased accounting and legal fees, and also due to costs associated with our recent annual meeting and reverse stock split. General and administrative expenses were $210,290 and $176,550 for the six months ended June 30, 2004 and June 30, 2003, respectively.

         OTHER INCOME (EXPENSE)

         Other expense was $202 for the quarter ended June 30, 2004, consisting of $202 of interest expense, compared to other expense of $2,277 for the quarter ended June 30, 2003, consisting of $2,277 of interest expense. Other expense was $741 for the six months ended June 30, 2004, consisting of $741 of interest expense, compared to other expense of $4,965 for the six months ended June 30, 2003, consisting of $4,965 of interest expense.

         PROVISION FOR INCOME TAXES

         We recorded no tax provision for the quarter ended June 30, 2004 and no tax provision for the quarter ended June 30, 2003. We recorded no tax provision for the six months ended June 30, 2004 and no tax provision for the six months ended June 30, 2003.

         NET INCOME (LOSS)

         Net loss was $52,572 for the quarter ended June 30, 2004, compared to a net loss of $11,373 for the quarter ended June 30, 2003. Net loss was $93,247 for the six months ended June 30, 2004, compared to a net profit of $14,920 for the six months ended June 30, 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 2004, we had cash of $27,025 compared to $121,458 at June 30, 2003.

         Our capital requirements have been reduced significantly from previous quarters based on cost reductions. Since inception, the Company has financed its operations through issuance of stock and through revenues from the Tools and Enterprise businesses. Through June 30, 2004, the Company had raised $2,672,656 from the sale of stock. At June 30, 2004, the principal source of liquidity for the Company was $27,025 of cash.

         Cash used by operating activities was $33,385 for the quarter ended June 30, 2004 and cash provided by operating activities was $95,775 for the quarter ended June 30, 2003. Cash used by operating activities was $12,747 for the six months ended June 30, 2004 and cash provided by operating activities was $10,502 for the six months ended June 30, 2003.

         Cash used in investing activities for the quarters ended June 30, 2004 and 2003 was $0 and $0, respectively. Cash used in investing activities for the six months ended June 30, 2004 and 2003 was $0 and $2,197, respectively.

         Cash used in financing activities for the quarters ended June 30, 2004 and 2003 was $0 and $30,000, respectively. Cash used in financing activities for the six months ended June 30, 2004 and 2003 was $0 and $30,000, respectively.

         We cannot make assurances that we will be profitable and that should we seek investment funds, that such funds will be available to us or available on commercially reasonable terms. We do not expect to devote substantial capital resources to additional hiring of personnel if more funds do not become available to us. In addition, the inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations, and financial condition.

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

         We made no sales of the Company's common stock during the quarter ended June 30, 2004.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The following exhibits are included in this report or incorporated by reference into this report:

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS
    ______       _______________________

      2.1 Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition Corporation, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.1 Certificate of Incorporation of Tribeworks, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB/A filed July 10, 2000).
      3.2 Bylaws of Tribeworks, Inc., a Delaware corporation (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB/A filed July 10, 2000).
     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
     32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
     32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         (b) The following reports on Form 8-K were filed during the quarter ended June 30, 2004:

         Current Report on Form 8-K (Items 5 and 7) filed with the Securities and Exchange Commission on June 3, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Tribeworks, Inc.,
                                         a Delaware corporation


Date: August 16, 2004                    /s/     DUNCAN J. KENNEDY
                                         _________________________
                                         Duncan J. Kennedy,
                                         President and Chief Executive Officer


                                         /s/     ROBERT C. DAVIDORF
                                         __________________________
                                         Robert C. Davidorf,
                                         Chief Financial Officer