Form 10QSB
period 2004-09-30
TRIBEWORKS INC
filed 2004-11-22
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2004
                               _________________________________________________

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
________________________________________________________________________________
(Address of principal executive offices)             (Zip Code)

                                 (415) 674-5555
________________________________________________________________________________
                (Issuer's telephone number, including area code)

                                       N/A
________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. X Yes    No
     ---    ---
       The number of shares outstanding of registrant's $0.0004 par value common stock, as of the close of business on August 16, 2004: 4,708,657 shares.

Transitional Small Business Disclosure Format:    Yes  X  No
                                               ---    ---

                                TRIBEWORKS, INC.
                    THIRD QUARTER 2004 REPORT ON FORM 10-QSB
                                TABLE OF CONTENTS

                                                                          PAGE
PART I.    FINANCIAL INFORMATION

  Item 1.  Financial Statements

         Unaudited Consolidated Balance Sheet
         September 30, 2004                                                  3

         Unaudited Consolidated Statements of Income (Loss)
         Three Months and Nine Months Ended September 30, 2004 and 2003      4

         Unaudited Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2004 and 2003                       5

         Notes to Unaudited Consolidated Financial Statements                6

  Item 2.  Management's Discussion and Analysis or Plan of Operation         11

  Item 3.  Controls and Procedures                                           14



PART II.   OTHER INFORMATION

  Item 2.  Changes in Securities and Use of Proceeds                         15

  Item 6.  Exhibits                                                          15

  Signatures                                                                 16

  Exhibits                                                                   17

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                TRIBEWORKS, INC.
                      UNAUDITED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004

Current Assets
   Cash                                                             $    5,036
   Accounts receivable, net of allowance for doubtful accounts of
     approximately $3,000                                                52,214
   Prepaid expenses                                                      18,890
                                                                    ------------
     TOTAL CURRENT ASSETS                                                76,140

Other Assets
   Equipment, net of accumulated depreciation of $50,294                  1,999
                                                                    ------------

TOTAL ASSETS                                                        $    78,139
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
   Accounts payable                                                 $   276,920
   Accrued expenses                                                     103,858
   Due to shareholders                                                    6,232
   Note payable                                                          83,701
   Deferred revenue                                                      75,474
                                                                    ------------
     TOTAL CURRENT LIABILITIES                                          546,185
                                                                    ------------

Stockholders' Deficit
   Preferred stock: 10,000,000 shares authorized, none issued                 -
   Common stock: $.0004 par value, 200,000,000 shares authorized,
     4,708,657 shares issued and outstanding                              1,883
   Additional paid-in capital                                         3,035,725
   Accumulated deficit                                               (3,505,654)
                                                                    ------------
     TOTAL STOCKHOLDERS' DEFICIT                                       (468,046)
                                                                    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $    78,139
                                                                    ============

The accompanying notes are an integral part of these consolidated financial statements
                                       -3-



                                TRIBEWORKS, INC.
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

                                                               Three Months Ended              Nine Months Ended
                                                                  September 30,                   September 30,
                                                               2004          2003              2004          2003
                                                               ----          ----              ----          ----
REVENUES                                                   $ 112,089      $ 338,332         $ 619,742     $ 967,293

COST OF SALES                                                 32,648        127,352           239,938       346,557
                                                           ----------     ----------        ----------    ----------

GROSS PROFIT                                                  79,441        210,980           379,804       620,736
                                                           ----------     ----------        ----------    ----------

OPERATING EXPENSES
   Product support                                            12,384         11,063            33,091        33,588
   Product development                                        16,914         36,895            82,938       102,283
   Sales and marketing                                        65,300         54,381           161,148       179,789
   General and administrative                                 75,215         64,681           285,505       241,231
                                                           ----------     ----------        ----------    ----------
                                                             169,813        167,020           562,682       556,891
                                                           ----------     ----------        ----------    ----------

INCOME (LOSS) FROM OPERATIONS                                (90,372)        43,960          (182,878)       63,845

INTEREST EXPENSE                                                 (51)        (2,581)             (792)       (7,546)
                                                           ----------     ----------        ----------    ----------

INCOME (LOSS) BEFORE INCOME TAXES                            (90,423)        41,379          (183,670)       56,299

INCOME TAXES                                                       -              -                 -             -
                                                           ----------     ----------        ----------    ----------

NET INCOME (LOSS)                                            (90,423)        41,379          (183,670)       56,299
                                                           ==========     ==========        ==========    ==========

EARNINGS (LOSS) PER COMMON SHARE,
   BASIC AND DILUTED                                       $   (0.02)     $    0.01         $   (0.04)    $    0.01


WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING, BASIC AND DILUTED                   4,708,657      4,658,657         4,708,657     4,658,657
                                                           ==========    ==========        ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements
                                       -4-



                                TRIBEWORKS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                         Nine Months Ended
                                                                            September 30,
                                                                       2004               2003
                                                                       ----               ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                            $ (183,670)          $   56,299
                                                                  -----------          -----------
     Adjustments:
         Depreciation                                                    924                3,933
         Amortization of unearned compensation                         3,369                5,862
         Changes in:
             Accounts receivable                                     114,204              (17,996)
             Costs and estimated earnings in excess of billings on
                uncompleted contracts                                 23,643              (41,175)
             Prepaid expenses                                         38,984                6,980
             Accounts payable                                         28,050              (30,097)
             Accrued expenses                                         85,505               10,589
             Deferred revenue and billings in excess of costs
                and estimated earnings on uncompleted contracts     (145,745)             (54,528)
                                                                  -----------          -----------
                 Total adjustments                                   148,934             (116,432)
                                                                  -----------          -----------
         Net cash used by operating activities                       (34,736)             (60,133)
                                                                  -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of equipment                                                 -               (2,197)
                                                                  -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Principal payment of note payable                                     -              (37,000)
                                                                  -----------          -----------
NET DECREASE IN CASH                                                 (34,736)             (99,330)

CASH, BEGINNING OF PERIOD                                             39,772              143,153
                                                                  -----------          -----------

CASH, END OF PERIOD                                               $    5,036           $   43,823
                                                                  ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements
                                       -5-

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


         NOTE A - PRINCIPLES OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company's financial position as of September 30, 2004, and its results of operations and cash flows for the three and nine months ended September 30, 2004 and 2003 have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. This report should be read in conjunction with the Company's financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

         During the quarter ended September 30, 2004, the Company officially closed its Tribeworks Japan subsidiary and office in Japan. The costs of closure were not material. The Company plans to continue to conduct its business operations in Japan through the use of consultants.

         USE OF ESTIMATES

         The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

         Significant estimates used in preparing these financial statements include those used in computing profit percentages under the percentage-of-completion revenue recognition method. It is at least reasonably possible that these significant estimates used will change within the next year.

         ACCOUNTS RECEIVABLE

         Accounts receivable are reported at the amount management expects to collect on balances outstanding at period-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $52,214 at September 30, 2004. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable and the collectibility of each account.

         EQUIPMENT

         Equipment is stated at cost and is depreciated using the straight-line method over the estimated useful lives of the assets.

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


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

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


         NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)


                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                 September 30,
                                                                      2004           2003           2004           2003
                                                                      ----           ----           ----           ----
      Net income (loss), as reported                            $  (90,423)      $ 41,379    $  (183,670)      $ 56,299
      Add:  Stock-based  compensation  expense  included  in
      net income or loss, no tax effect                                481          1,524          3,369          5,862
      Deduct:   Total   stock-based   compensation   expense
      determined under fair value method for all awards,  no
      tax effect                                                         -         (4,384)       (3,488)        (15,958)
                                                                -----------      ---------   ------------      ---------

      Pro forma net income (loss)                               $  (89,942)      $ 38,519    $  (183,789)      $ 46,203
                                                                ===========      =========   ============      =========

      Net income (loss) per share, basic and diluted:
           As reported                                          $    (0.02)      $   0.01    $     (0.04)      $   0.01
                                                                ===========     ==========   ============      =========
           Pro forma                                            $    (0.02)      $   0.01    $     (0.04)      $   0.01
                                                                ===========     ==========   ============      =========

         We did not grant any options during the nine months ended September, 30 2004.

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

         NET EARNINGS (LOSS) PER COMMON SHARE

         Basic earnings (loss) per share ("EPS") is computed based on net income
(loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of common shares and potential common share equivalents outstanding. Potential common share equivalents, consisting of stock options, warrants, and convertible debt, totaled 722,207 and 456,979 at September 30, 2004 and 2003, respectively. However, such potential common share equivalents would have no effect on diluted earnings per share or would be anti-dilutive for the three and nine months ended September 30, 2004 and 2003. Therefore, basic and diluted earnings per share are the same for the three and nine months ended September 30, 2004 and 2003.

         RECLASSIFICATIONS

         Certain reclassifications have been made to the 2003 financial statements in order to conform to the 2004 financial statement presentation.

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


         NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED
CONTRACTS

         At September 30, 2004, there was one job in progress that consisted of approximately $13,000 in costs incurred, $11,000 of estimated earnings, less $24,000 of billings.

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

     The Company failed to make the scheduled note payments after September 2003 and has received notification of default from the lender. As such, the note was due in full on September 30, 2004 and is accruing default interest at a rate of 4% on the outstanding payment amounts of the note.

         NOTE F - GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. However, although the Company reported net income during 2003 and 2002, the Company reported a net loss for the three and nine months ended September 30, 2004 and had a working capital deficiency of $470,045 and an equity deficiency of $468,046 at September 30, 2004. The Company is also in default on its note payable and has deferred payment of certain accounts payable and accrued expenses. Given these results, additional capital or improved operations will be needed to sustain the Company's operations.

         Management's plans in this regard include additional marketing of its product line with special emphasis on custom development services and technology licensing opportunities worldwide.

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

                                TRIBEWORKS, INC.
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004


         NOTE H - DEFERRED COMPENSATION ARRANGEMENT

         Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company's Chief Executive Officer and Chief Financial Officer, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the executive officers, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company's common stock for the 20 trading days previous to the election date. As part of the arrangement, the Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period shall cause the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock shall not be owed. At September 30, 2004, the Company had recorded accrued but unpaid salary related to this arrangement of approximately $50,000.

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

     FINANCIAL CONDITION

         We experienced a net loss of $90,423 for the quarter ended September 30, 2004. This loss is primarily attributable to a decrease in revenues in both our Enterprise and Tools businesses, and an increase in expenses associated with new compensation arrangements with our principal executives. While we closed the quarter with only $5,036 in cash, our recently announced contract with Pioneer Corporation will serve to improve our mid-term financial situation. However, in order to strengthen our long-term financial stability, we must substantially increase revenues, and do so in a cost-effective manner.

         In order to retain and motivate our principal executives, we instituted new compensation arrangements with them during the third quarter of 2004. These arrangements establish a set salary for the executives, which if not paid in cash, is accrued on our balance sheet and recorded as compensation expense in our statement of income (loss). Accrued salary may be converted by the executives into common stock. The compensation arrangements are described more fully in Note H to the financial statements.

         During the third quarter of 2004, we officially closed our Tribeworks Japan subsidiary, a measure taken to decrease costs. We still continue to perform work for Japanese customers, primarily with Pioneer Corporation, and this work is performed via our consultants that either work in Japan, or work in other parts of the world and periodically travel to Japan. The costs to close the Tribeworks Japan subsidiary were not material. We believe the net effect of the closure will be a positive financial impact.

         At this time we have deferred plans to raise funds through equity financing. However, in an effort that we believe may increase shareholder value, we are currently contemplating a going private transaction. However, we do not have definitive plans for a going private transaction at this time. In the meantime, we continue to strive to operate our business efficiently, pay down debt, and to seek new mobile Enterprise business opportunities, with companies like palmOne, Palm Source, and others. Our financial success viability and success continues to rely on key contracts, the future existence of which is not assured. For instance, our business with a single customer accounted for 24% of our total revenues for this quarter. On account of our recently announced contract with Pioneer Corporation, we expect this ratio will increase in future quarters.

         We sell our software and generate revenues through two main distribution channels: the graphics software tools business and the enterprise application development business. Tools customers, usually graphics industry professionals, license our iShell(R) branded multimedia application authoring tools, iShell or iShell Mobile, by purchasing the software via our online store or via telephone with one of our sales representatives. Tools customers either buy our software with a permanent license or pay an annual subscription fee that includes a license to use our software and free software upgrades. Kinoma Media Album (KMA), our first consumer multimedia tool, is sold through three online stores: Kinoma.com, Handango.com and PalmGear.com.

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

         Beginning in 2003, we partnered with Kinoma, Inc. ("Kinoma") to create new products for the mobile software market, specifically targeting Palm OS devices. Kinoma makes Kinoma Player, which is a high-resolution, interactive movie player for handhelds running the Palm OS. To date we have developed two products in partnership with Kinoma that create Kinoma Player content, iShell Mobile, an iShell-based application development tool, launched in October 2003, and Kinoma Media Album, a consumer multimedia management tool, launched in May of 2004. Kinoma receives a per unit royalty on sales of iShell Mobile and Kinoma Media Album. In addition to building these two products together, we have utilized Kinoma as a subcontractor on Enterprise projects.

         In our Enterprise business, most of our customers are large corporations that require development of custom multimedia tools or complex multimedia applications. Enterprise customers usually pay for consulting services performed by Tribeworks' employees and subcontractors. Certain Enterprise customers also license our software, usually for a fixed fee or on a per unit basis. As evidenced by results for this quarter, we generally anticipate Enterprise business growth, particularly Enterprise consulting revenues, to be less predictable and "bumpier" than our Tools business revenues in the foreseeable future, and this could impact whether or not we will be profitable on a quarter-to-quarter basis. The primary reason is that our Enterprise business has a smaller number of customers. The addition of new mobile Enterprise solutions has expanded the potential customer base and could decrease volatility going forward. We expect to continue to underwrite the cost of software research and development with money received from Enterprise customers.

         RESULTS OF OPERATIONS

         REVENUES

         Total revenues were $112,089 for the three months ended September 30, 2004, a decrease of 67% compared to total revenues of $338,332 for the three months ended September 30, 2003. The Tools Business, which primarily includes sales of commercial or educational use of our iShell 4, iShell Mobile, and Kinoma Media Album software, and sales of books and third party plug-ins, decreased by 22% to $67,172 for the third quarter of 2004, compared to $85,955 for the third quarter of 2003. The Enterprise business decreased in the third quarter of 2004 by 82% to $44,917, compared with $252,377 for the third quarter of 2003. Enterprise revenues for the third quarter of 2004 consisted of $39,217 in consulting revenues and $5,700 in licensing revenues, compared with $197,791 in consulting revenues and $54,585 in licensing revenues for the third quarter of 2003. The decrease in Enterprise consulting revenues is primarily attributable to a large decrease in revenues associated with our ongoing contract with Pioneer Corporation for development of software products that allow users to create and manage content for digital signs. We believe that revenues associated with Pioneer Corporation may increase in future quarters, based on the recently announced contract. International revenues, which consist of sales to foreign customers, represented 52% of revenues for the third quarter of 2004, compared to 58% of revenues for the third quarter of 2003. Revenues from Japanese customers decreased to 26% of total revenues for the third quarter of 2004 from 49% for the third quarter of 2003.

         Revenues were $619,742 for the nine months ended September 30, 2004, a decrease of 36% from revenues of $967,293 for the nine months ended September 30, 2003. The Tools Business decreased in the first nine months of 2004 by 14% to $235,839, compared with $274,310 for the first nine months of 2003. The Enterprise business decreased in the first nine months of 2004 by 45% to $383,903, compared with $692,983 for 2003.

         COST OF SALES

         Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. Cost of sales was $32,648 for the three months ended September 30, 2004, down from $127,352 for the three months ended September 30, 2003. Gross margins increased on a percentage basis to 71% for the third quarter of 2004 from 62% for the third quarter of 2003, primarily caused by a higher distribution of revenues to the Tools business, which generates higher gross margins than the Enterprise business.

         Cost of sales was $239,938 for the nine months ended September 30, 2004, down from $346,557 for the nine months ended September 30, 2003. Gross margins were 61% for the first nine months of 2004 and 64% for the first nine months of 2003.

         OPERATING EXPENSES

         Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $12,384 and $11,063 for the quarters ended September 30, 2004 and 2003, respectively. As a percentage of Tools sales, product support expenses were 18% and 13% for the third quarters of 2004 and 2003, respectively. Product support expenses were $33,091 and $33,588 for the nine months ended September 30, 2004 and September 30, 2003, respectively.

         Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $16,914 and $36,895 for the quarters ended September 30, 2004 and 2003, respectively. This decrease is primarily due to the fact that core development of Kinoma Media Album was taking place during the third quarter of 2003, and final development of the first release of iShell Mobile was also in progress during that quarter. Product development expenses were $82,938 and $102,283 for the nine months ended September 30, 2004 and 2003, respectively.

         Sales and marketing expenses consist primarily of compensation and benefits and other public relations and marketing costs. Sales and marketing expenses were $65,300 and $54,381 for the quarters ended September 30, 2004 and 2003, respectively. Most of this increase is due to an increase in expenses associated with new compensation arrangements with our principal executives, as described in Note H to the financial statements. Sales and marketing expenses were $161,148 and $179,789 for the nine months ended September 30, 2004 and 2003, respectively.

         General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $75,215 and $64,681 for the quarters ended September 30, 2004 and 2003, respectively. This increase is primarily due to an increase in expenses associated with new compensation arrangements with our principal executives, as described in Note H to the financial statements. General and administrative expenses were $285,505 and $241,231 for the nine months ended September 30, 2004 and 2003, respectively.

         OTHER EXPENSE

         Other expense was $51 for the quarter ended September 30, 2004, consisting of $51 of interest expense, compared to other expense of $2,581 for the quarter ended September 30, 2003, consisting of $2,581 of interest expense. Other expense was $792 for the nine months ended September 30, 2004, consisting of $792 of interest expense, compared to other expense of $7,546 for the nine months ended September 30, 2003, consisting of $7,546 of interest expense.

         PROVISION FOR INCOME TAXES

         We recorded no tax provision for the quarter ended September 30, 2004 and no tax provision for the quarter ended September 30, 2003. We recorded no tax provision for the nine months ended September 30, 2004 and no tax provision for the nine months ended September 30, 2003.

         NET INCOME (LOSS)

         Net loss was $90,423 for the quarter ended September 30, 2004, compared to a net profit of $41,379 for the quarter ended September 30, 2003. Net loss was $183,670 for the nine months ended September 30, 2004, compared to a net profit of $56,299 for the nine months ended September 30, 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2004, we had cash of $5,036 compared to $43,823 at September 30, 2003. Our capital requirements have been reduced significantly from previous quarters based on cost reductions. At September 30, 2004, the principal source of liquidity for the Company was $5,036 of cash. Based on our projected cash flow requirements, taking into account our cash balance, anticipated revenues from our ongoing business, and projected expenditures, we do not believe we will be required to raise equity financing within the next 12 months.

         Cash used by operating activities was $21,989 for the quarter ended September 30, 2004 and cash used by operating activities was $70,635 for the quarter ended September 30, 2003. Cash used by operating activities was $34,736 for the nine months ended September 30, 2004 and cash used by operating activities was $60,133 for the nine months ended September 30, 2003.

         Cash used in investing activities for the quarters ended September 30, 2004 and 2003 was $0 and $0, respectively. Cash used in investing activities for the nine months ended September 30, 2004 and 2003 was $0 and $2,197, respectively.

         Cash used in financing activities for the quarters ended September 30, 2004 and 2003 was $0 and $7,000, respectively. Cash used in financing activities for the nine months ended September 30, 2004 and 2003 was $0 and $37,000, respectively.

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

ITEM 3. CONTROLS AND PROCEDURES

         The Chief Executive Officer and the Chief Financial Officer of the Registrant have concluded, based on their evaluation as of the end of the period covered by this Report, that the Registrant's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant's management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         We made no sales of the Company's common stock during the quarter ended September 30, 2004.

ITEM 6.  EXHIBITS

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS
    ------       -----------------------
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

                                           Tribeworks, Inc.,
                                           a Delaware corporation

Date: November 22, 2004                    /s/  DUNCAN J. KENNEDY
                                           -------------------------
                                           Duncan J. Kennedy,
                                           President and Chief Executive Officer

                                           /s/  ROBERT C. DAVIDORF
                                           --------------------------
                                           Robert C. Davidorf,
                                           Chief Financial Officer