Form 10KSB
period 2004-12-31
TRIBEWORKS INC
filed 2005-04-15
CIK 1093636

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
        OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                                243 FRONT STREET
                             SAN FRANCISCO, CA 94111
               (Address of principal executive offices) (zip code)
         Issuer's Telephone Number, Including Area Code: (415) 674-5555

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:
                                  COMMON STOCK

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

    State issuer's revenues for its most recent fiscal year. $821,572

    The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 2005 was approximately $262,941 based upon the closing price per share of the Common stock of $0.10 on that date.

    There were 4,708,657 shares of the registrant's Common Stock issued and outstanding as of March 31, 2005.

    Transitional Small Business Disclosure Format (check one) YES     NO   X
                                                                  ___     ___

                                TABLE OF CONTENTS

                                                                            Page

PART I........................................................................3

Item 1.  Description of Business..............................................6

Item 2.  Description of Property..............................................6

Item 3.  Legal Proceedings....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders..................6

PART II.......................................................................6

Item 5.  Market for Common Equity and Related Stockholder Matters.............6

Item 6.  Management's Discussion and Analysis or Plan of Operation............7

Item 7.  Financial Statements................................................15

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................31

Item 8A. Controls and Procedures.............................................31


PART III.....................................................................31

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act...................31

Item 10. Executive Compensation..............................................32

Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters.....................................33

Item 12. Certain Relationships and Related Transactions......................33

Item 13. Exhibits............................................................34

Item 14. Principal Accountant Fees and Services..............................34

SIGNATURES...................................................................36

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

    OVERVIEW

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

    We incorporated in California in August 1998 as California Tribeworks. On November 2, 1999, we entered into a transaction with Pan World Corporation, a publicly traded Nevada corporation (Pan World), whereby Pan World agreed to provide financing in connection with the merger of a newly formed subsidiary of Pan World into California Tribeworks (the Recapitalization). Prior to the Recapitalization, Pan World never had any material operations. As a result of the Recapitalization, shareholders of California Tribeworks exchanged all their shares in California Tribeworks for Pan World common stock. Subsequent to the Recapitalization, we reincorporated in Delaware as Tribeworks, Inc. We opened a wholly owned subsidiary in Japan (Tribeworks Japan) in August 2000, which engaged in sales and professional services activities primarily in our Enterprise application development business, until it was closed during the third quarter of 2004.

    We are currently a fully reporting registered company, and our stock is traded on the OTC Bulletin Board under the symbol TRBW.

    PRODUCTS AND SERVICES

    TOOLS BUSINESS

    Our Tools business is focused on direct sales of licenses and bundled support services to our proprietary graphical software application, iShell(R), and complementary products such as software plug-ins and product documentation. For the year ended December 31, 2004, the Tools business accounted for 37% of total revenues.

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

    Kinoma Media Album (KMA), our first consumer multimedia tool, allows customers to build interactive media albums for viewing on Palm OS devices. KMA is sold through three online stores: Kinoma.com, Handango.com and PalmGear.com.

    We attract new iShell and iShell Mobile customers primarily through our website, www.tribeworks.com, where iShell and iShell Mobile can be downloaded for trial use. Potential Tools customers register on our website and provide contact information which we use to attempt to convert them to paying customers. As of December 31, 2004, more than 64,000 users had registered at www.tribeworks.com. We attract new KMA customers via our online store partners.

    iShell customers either buy our software with a permanent license or pay an annual subscription fee that includes a license to use our software and customer support services. iShell Mobile and Kinoma Media Album customers buy our software with a permanent license. No subscriptions are currently available for iShell Mobile or Kinoma Media Album.

    ENTERPRISE BUSINESS

    Enterprise customers are large companies and other entities that require development of customized multimedia authoring tools or multimedia applications or presentations. For the year ended December 31, 2004, the Enterprise business accounted for 63% of our total revenues.

    Enterprise customers pay for professional services, which we provide for a fixed fee or on a daily rate basis via our employees and outside consultants. Enterprise customers also license customized versions of our software for a fixed fee or on a per unit basis. We try to structure our contracts so that we own some of the work that we create during Enterprise engagements, which helps to underwrite our research and development costs.

    During 2004, one customer accounted for 58% of our Enterprise revenue. Our relationship with this customer is described below:

          - Pioneer Corporation, a consumer electronics company with more than 30,000 employees and more than $5 billion (USD) in sales, has been a customer since 2000. Under the contracts that were active during 2004, we performed software engineering services for Pioneer for the development of software products that allow users to create and manage multimedia content for next generation digital signs.

     We do not have a dedicated sales force for our Enterprise business, as our officers serve the role of salesmen and account managers for prospective and current Enterprise customers. During 2004, the primary thrust of our Enterprise sales efforts was to secure new relationships and contracts with mobile device manufacturers and carriers, which we view as our primary targets for future Enterprise revenue growth.

    PRODUCT DEVELOPMENT

    Our products and services enable our customers to save time and cost building and deploying rich-media applications. We believe that our future success depends on our ability to enhance existing products and develop and introduce new products on a timely basis. We maintain an internal staff to develop the software that we market and sell to customers. A significant portion of our software is created as a result of work that we perform for our Enterprise customers. To date, we have structured our contracts with Enterprise customers so that we retain most intellectual property rights in the software that we develop for them. Due to the changing technological environment for computer systems and other electronic devices, we continue to adapt our products to new hardware and software platforms and to embrace emerging technology standards. For the years ended December 31, 2004 and 2003, product development expenditures were $94,387 and $142,692 , respectively.

    TECHNICAL SUPPORT AND EDUCATION

    We provide technical support to purchasers of iShell subscriptions, which include rapid response to support questions via discussion lists. We are able to limit expenditures for customer support because subscribers are able to answer most questions for one another through discussion lists.

    We also hold periodic training sessions in San Francisco and in other locations, where we teach new and existing users about our products and latest product developments.

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

    We experience competition in each area of our business. Companies in the graphics software tools area include Macromedia, Adobe Systems, and Autodesk. These companies market a variety of products addressing our target markets, including software tools for authoring and delivering interactive information targeted to computer-based training specialists and educators, as well as multimedia professionals. They also offer graphics and publishing products for online publishing as well as print-based publishing. In addition, competitors also provide extensive product training to support their products.

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

    EMPLOYEES

     As of December 31, 2004, we had a total of 5 employees and 2 consultants working on a full-time basis.

ITEM 2. DESCRIPTION OF PROPERTY.

     We lease approximately 900 square feet in San Francisco, California for our sales, engineering, and administrative offices. The current annual rent for the San Francisco facility is approximately $23,400 and the lease expires in December 2006. The leased facility is in satisfactory condition for its purpose.

ITEM 3. LEGAL PROCEEDINGS.

    We are not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving our Company, our properties or our products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Tribeworks, Inc. common stock is traded on the OTC bulletin board under the symbol TRBW. The following table sets forth the range of closing high and low bid quotes for each period indicated as reported by stockwatch.com and reflects all stock splits effected by the Company:

                   _______________________________________
                         2004                   2003
                   _______________________________________
                    HIGH       LOW        HIGH        LOW
__________________________________________________________
First quarter      $0.300     $0.120     $0.240     $0.080
__________________________________________________________
Second quarter     $0.300     $0.120     $0.320     $0.080
__________________________________________________________
Third quarter      $0.200     $0.100     $0.280     $0.060
__________________________________________________________
Fourth quarter     $0.150     $0.100     $1.400     $0.120
__________________________________________________________

    The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.


    We had approximately 304 stockholders of record as of March 31, 2005. We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

    We established our 1999 Stock Option Plan (the "1999 Plan") on November 2, 1999 with 400,000 shares approved for issuance. We established our 2001 Stock Plan ("2001 Plan") on August 16, 2001 and reserved 750,000 shares. We established our 2004 Employee Stock Incentive Plan ("2004 Plan") on March 24, 2004 and reserved the total number of shares equal to 25% of our outstanding common stock, as determined from time to time, an amount which equaled 1,177,164 shares at December 31, 2004 . The purpose of the 1999 Plan is to grant stock and options to purchase our common stock to our employees and key consultants, the purpose of the 2001 Plan is to grant stock and warrants to purchase our common stock to employees and key consultants for outstanding cash payments due, and the purpose of the 2004 Plan is to grant stock options to purchase our common stock, restricted stock, and stock bonuses to employees, officers and key consultants. The total amount of shares subject to the three Plans as of December 31, 2004 is 2,327,164 shares. Included in the Equity Compensation Plan line items listed below, but outside of the scope of the 1999 Plan, 2001 Plan, and 2004 Plan, is a warrant to purchase 45,000 shares of our common stock issued to an officer and director.


                                                                                      Number of securities
                               Number of securities to   Weighted-average exercise     remaining available
                               be issued upon exercise      price of outstanding       for future issuance
                               of outstanding options,     options, warrants and          under equity
        Plan Category            warrants and rights               rights              compensation plans
__________________________________________________________________________________________________________

Equity Compensation Plans              248,500                     $1.42                    1,282,738
approved by security holders.

Equity Compensation Plans               45,000                     $1.50                     381,689
not approved by security
holders.
__________________________________________________________________________________________________________
TOTAL                                  293,500                     $1.43                    1,664,427


    We made no sales of our unregistered common stock during the quarter ended December 31, 2004.

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

    RESULTS OF OPERATIONS

    We witnessed an unprofitable year in 2004, with net loss of $194,005. This was our first unprofitable year since recording two consecutive profitable years in 2003 and 2002. Our financial success relies on steady or growing revenues in our Tools business, and the attainment of sustainable key contracts in our Enterprise business. Both the Tools and the Enterprise businesses witnessed significant declines during 2004, which had a negative impact on our profitability. In addition, having significantly reduced our cost structure during 2002 and 2003, during 2004 we began to accrue salaries for our key officers and employees, who were being paid under-market wages. These salary accruals also had a negative impact on our profitability. The future success of our business is not assured, and our financial condition has weakened. Based on the uncertainties in our business, and in light of our financial condition, on March 30, 2005, we announced a plan of reorganization, which is described in NOTE L - SUBSEQUENT EVENTS to our financial statements.

    We have not yet filed our 2003 tax returns, but plan to file them during 2005.

    REVENUES

    Total revenues were $821,572 for the year ended December 31, 2004, a decrease of 31% compared to total revenues of $1,194,792 for the year ended December 31, 2003. The Tools Business, which primarily includes sales of commercial or educational use of our iShell software, sales of books and third party plug-ins, and a small amount of sales of iShell Mobile and Kinoma Media Album, decreased by 17% to $300,799 for 2004, compared to $363,972 for 2003. The decrease in Tools revenues was due primarily to a 20% decrease in iShell revenues, which we believe is the result of a shrinking marketplace for interactive CD-ROM authoring tools. The decrease in iShell sales was partially offset by the introduction during 2004 of our consumer tool Kinoma Media Album. The Enterprise business decreased in 2004 by 37% to $520,773, compared with $830,820 for 2003. Enterprise revenues for 2004 consisted of $514,687 in professional services revenues and $6,086 in licensing revenues, compared with $757,720 in professional services revenues and $73,099 in licensing revenues for 2003. The decrease in Enterprise revenues is due primarily to a decrease in revenues associated with our ongoing relationship with Pioneer Corporation. This decrease was partially offset by an increase in revenues associated with our professional services related to building software applications and presentations for mobile devices. International revenues, which consist of sales to foreign customers, represented 53% of revenues for 2004, compared to 63% of revenues for 2003. Revenues from Japanese customers decreased to 37% of total revenues for 2004, from 52% for 2003. The decrease in Japanese revenues in the Enterprise business was based on the reduction of revenues associated with our Pioneer work.

    COST OF SALES

    Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. Cost of sales was $328,862 for the year ended December 31, 2004, down from $406,926 for the year ended December 31, 2003. The decrease in cost of sales was due to a decrease in sales volume. Gross margins decreased on a percentage basis to 60% for 2004 from 66% for 2003, primarily to lower gross margins associated with our Pioneer work.

    OPERATING EXPENSES

    Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $40,377 and $50,987 for the years ended December 31, 2004 and 2003, respectively. As a percentage of Tools sales, product support expenses were 13% and 14% for 2004 and 2003, respectively.

    Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $94,387 and $142,692 for the years ended December 31, 2004 and 2003, respectively. This decrease primarily reflects higher expenses in 2003 due to the development iShell Mobile and Kinoma Media Album during 2003.

    Sales and marketing expenses consist primarily of compensation and benefits and other public relations and marketing costs. Sales and marketing expenses were $200,488 and $232,002 for the years ended December 31, 2004 and 2003, respectively.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $350,671 and $321,751 for the years ended December 31, 2004 and 2003, respectively. This increase was due primarily to an increase in expenses associated with new compensation arrangements with our principal executives, as described in NOTE J - RELATED PARTY TRANSACTIONS to the financial statements. This increase was partially offset by lower overhead expenses during 2004.

    OTHER INCOME (EXPENSE)

    Other expense was $792 for the year ended December 31, 2004, consisting of $792 of interest expense, compared to Other income of $384 for the year ended December 31, 20034, consisting of $8,110 of other income, and $7,726 of interest expense.

    PROVISION FOR INCOME TAXES

    We recorded no income tax provision for the years ended December 31, 2004 and 2003.

    NET INCOME

    Net loss was $194,005 for the year ended December 31, 2004, compared to net income of $40,818 for the year ended December 31, 2003.

    LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2004, we had cash of $43,729 compared to $39,772 at December 31, 2003.

    Since inception, we have financed our operations through issuance of stock and revenues derived from our Tools and Enterprise businesses. Through December 31, 2004, we had raised $2,672,656 from the sale of stock. At December 31, 2004, our principal source of liquidity was $43,729 of cash. We were unprofitable in 2004. Given our financial condition, on March 30, 2005, we announced a plan of reorganization that is described in NOTE L - SUBSEQUENT EVENTS to our financial statements.

    For the years ended December 31, 2004 and 2003, cash provided by operating activities was $3,957 in 2004 and cash used by operating activities was $59,184 in 2003.

    Cash used in investing activities for the year ended December 31, 2004 and 2003 was $0 and $3,967, respectively. We made no equipment purchases in 2004.

    Cash used by financing activities for the year ended December 31, 2004 and 2003 was $00 and $40,500, respectively.

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

    THE RICH-MEDIA MARKET IS INTENSELY COMPETITIVE. WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO ACHIEVE MARKET ACCEPTANCE.

    The rich-media market is intensely competitive. We expect the competition to increase as new competitors enter the market. Many of our competitors may have greater technical, marketing, and other resources. We believe the primary competitive factors in providing rich-media application services and tools to development organizations and large corporations are value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. To the extent that we are not able to attract sources of revenues from the Tools business and the Enterprise business, our business, results of operations, and financial condition will be materially adversely affected.

    A number of companies currently offer services or products that compete directly or indirectly with our current products and service offerings. These companies include Macromedia and Adobe Systems. These companies market a variety of products addressing our target markets, including software tools for authoring multimedia content. If we are unable to introduce competitive products with competitive training and consulting services, our business, results of operations, and financial condition will be materially adversely affected.

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

    Our success depends upon our ability to address market opportunities while managing our expenses to match our ability to finance our operations. Our need to manage expenses will place a strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, financial condition, and operating results will be materially adversely affected. We have experienced an unprofitable year during 2004, and we expect increased expenses in future quarters as we begin to comply with the requirements of the Sarbanes-Oxley Act of 2002.

    OUR SUCCESS DEPENDS ON OUR KEY PERSONNEL AND THE CONSULTING SERVICES PROVIDED BY KEEPSAKE. WE MAY BE UNABLE TO ATTRACT AND RETAIN QUALIFIED EMPLOYEES AND MAY NOT BE ABLE TO RETAIN THE SERVICES OF KEEPSAKE AFTER THE EXPIRATION OF THE KEEPSAKE SOFTWARE AGREEMENT.

    Our performance and success depend substantially on the services of Duncan Kennedy, President of our operating subsidiary Tribeworks Development Corporation, Robert Davidorf, our Chief Financial Officer, and J. Glenn Pogue, our CEO, as well as on our ability to recruit, retain and motivate our other officers and key employees.

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

    Our future success will be affected by our ability to attract customers and subscribers from countries outside the United States. We believe that the growth of the Internet in foreign countries will outpace growth of the Internet in the United States in the next decade. Foreign countries could impose withholding taxes or otherwise tax our foreign income, impose tariffs, embargoes or exchange controls, or adopt other restrictions on foreign trade or restrictions relating to use or access of or distribution of software through electronic means. The laws of certain countries also do not protect our intellectual property rights to the same extent as the laws of the United States. In addition, we are subject to the United States export control regulations that may restrict our ability to market and sell our products to certain countries outside of the United States. Failure in successfully marketing our products in international markets could have a material adverse effect on our business, operating results and financial conditions.

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

ITEM 7. FINANCIAL STATEMENTS.











                        TRIBEWORKS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                        TRIBEWORKS, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS


                                                                            Page

Report of Independent Registered Public Accounting Firm......................17

Consolidated Balance Sheet...................................................18

Consolidated Statements of Income (Loss).....................................19

Consolidated Statements of Cash Flows........................................20

Consolidated Statements of Stockholders' Deficit.............................22

Notes to Consolidated Financial Statements...................................23

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Tribeworks, Inc.

We have audited the accompanying consolidated balance sheet of Tribeworks, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of income (loss), cash flows, and stockholders' deficit for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tribeworks, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company's financial position and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Notes C and L. The financial statements do not include any adjustments that might result form the outcome of this uncertainty.


/s/ TAUBER & Balser, P.C.
_________________________
    Tauber & Balser, P.C.

Atlanta, Georgia
March 30, 2005

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004


Current Assets

   Cash                                                             $    43,729

   Accounts receivable, net of allowance for doubtful
      accounts of $1,500                                                 32,641

   Prepaid expenses                                                      31,292
                                                                    ___________
     TOTAL CURRENT ASSETS                                               107,662


Other Assets

   Equipment, net of accumulated depreciation of $50,602                  1,691
                                                                    ___________
TOTAL ASSETS                                                        $   109,353
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

   Accounts payable                                                 $   247,703

   Accrued expenses                                                     134,887

   Due to shareholders                                                    6,232

   Billings in excess of costs and estimated earnings
     on uncompleted contracts                                            53,240

   Note payable                                                          83,701

   Deferred revenue                                                      61,971
                                                                    ___________
     TOTAL CURRENT LIABILITIES                                          587,734
                                                                    ___________
Stockholders' Deficit

   Preferred stock: 10,000,000 shares authorized, none issued                 -

   Common stock: $.0004 par value, 200,000,000 shares authorized,
     4,708,657 shares issued and outstanding                              1,883

   Additional paid-in capital                                         3,035,725

   Accumulated deficit                                               (3,515,989)
                                                                    ___________
     TOTAL STOCKHOLDERS' DEFICIT                                       (478,381)
                                                                    ___________
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $   109,353
                                                                    ===========


The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                  2004              2003
                                               __________        __________

REVENUES                                       $  821,572        $1,194,792


COST OF SALES                                     328,862           406,926
                                               __________        __________


GROSS PROFIT                                      492,710           787,866
                                               __________        __________

OPERATING EXPENSES

   Product support                                 40,377            50,987

   Product development                             94,387           142,692

   Sales and marketing                            200,488           232,002

   General and administrative                     350,671           321,751
                                               __________        __________

                                                  685,923           747,432
                                               __________        __________


INCOME (LOSS) FROM OPERATIONS                    (193,213)           40,434

OTHER INCOME (EXPENSE)

     Interest expense                                (792)           (7,726)

     Other income                                       -             8,110
                                               __________        __________

                                                     (792)              384
                                               __________        __________


INCOME (LOSS) BEFORE INCOME TAXES                (194,005)           40,818


INCOME TAXES                                            -                 -
                                               __________        __________

NET INCOME (LOSS)                              $ (194,005)       $   40,818
                                               ==========        ==========

EARNINGS (LOSS) PER COMMON SHARE,
   BASIC AND DILUTED                           $    (0.04)       $     0.01
                                               ==========        ==========

WEIGHTED AVERAGE NUMBER OF COMMON

   SHARES OUTSTANDING, BASIC AND DILUTED        4,708,657         4,660,575
                                               ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                  2004               2003
                                               __________        __________

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                           $ (194,005)       $   40,818
                                               __________        __________
   Adjustments:

      Depreciation                                  1,232             4,362
      Amortization of unearned compensation         3,369             7,306
      Gain on extinguishment of accounts
         payable                                        -            (8,110)
      Changes in:
         Accounts receivable                      133,777          (133,973)
         Costs and estimated earnings in
            excess of billings on uncompleted
            contracts                              23,643           (23,643)
         Prepaid expenses                          26,582           (19,820)
         Accounts payable                          (1,167)           34,476
         Accrued expenses                         116,534           (12,999)
         Deferred revenue and billings in
            excess of costs and estimated
            earnings on uncompleted contracts    (106,008)           52,399
                                               __________        __________
            Total adjustments                     197,962          (100,002)
                                               __________        __________
      Net cash provided (used) by operating
         activities                                 3,957           (59,184)
                                               __________        __________

CASH FLOWS FROM INVESTING ACTIVITIES

   Purchase of equipment                                -            (3,697)
                                               __________        __________

CASH FLOWS FROM FINANCING ACTIVITIES

   Principal payment of note payable                    -           (40,500)
                                               __________        __________

NET INCREASE (DECREASE) IN CASH                     3,957          (103,381)

CASH, BEGINNING OF PERIOD                          39,772           143,153
                                               __________        __________

CASH, END OF PERIOD                            $   43,729        $   39,772
                                               ==========        ==========


The accompanying notes are an integral part of these consolidated financial statements

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                     YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                              2004        2003
                                                              ____       _______
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
      Cash paid for interest                                  $792       $ 7,726
                                                              ====       =======


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES

      Capitalization of prior year accrued interest into
         note payable                                         $  -       $20,000
                                                              ====       =======


      Stock issued in extinguishment of accounts payable      $  -       $26,000
                                                              ====       =======


The accompanying notes are an integral part of these consolidated financial statements




                        TRIBEWORKS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                   Common Stock         Additional
                                               ____________________      Paid In         Unearned       Accumulated
                                                Shares       Amount      Capital       Compensation       Deficit          Total
                                               _________     ______     __________     ____________     ___________      _________


Balances at January 1, 2003                    4,658,657     $1,883     $3,009,745       $(10,675)      $(3,362,802)     $(361,869)

Stock issued in extinguishment of accounts
   payable                                        50,000         20         25,980              -                 -         26,000

Amortization of unearned compensation                  -          -              -          7,306                 -          7,306

Net income                                             -          -              -              -            40,818         40,818
                                               _________     ______     __________     ____________     ___________      _________

Balances at December 31, 2003                  4,708,657      1,883      3,035,725         (3,369)       (3,321,984)      (287,745)

Amortization of unearned compensation                  -          -              -          3,369                 -          3,369

Net income (loss)                                      -          -              -              -          (194,005)      (194,005)
                                               _________     ______     __________     ____________     ___________      _________

Balances at December 31, 2004                  4,708,657     $1,883     $3,035,725       $      -       $(3,515,989)     $(478,381)
                                               =========     ======     ==========     ============     ===========      =========


The accompanying notes are an integral part of these consolidated financial statements


                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


     NOTE A - NATURE OF BUSINESS

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

     NOTE B - BASIS  OF  PRESENTATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
POLICIES

     BASIS OF CONSOLIDATION

    The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, Tribeworks Development Corporation and Tribeworks Japan Limited, through the third quarter of 2004, the date of the termination of Tribeworks Japan Limited. All material intercompany transactions have been eliminated.

    During the quarter ended September 30, 2004, the Company officially terminated its Tribeworks Japan subsidiary and office in Japan. The costs of closure were not material. The Company has continued to conduct its business operations in Japan through the use of consultants.

     USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

    Significant estimates used in preparing these financial statements include those used in computing profit percentages under the percentage-of-completion revenue recognition method. It is at least reasonably possible that these significant estimates used will change within the next year.

     ACCOUNTS RECEIVABLE

     Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $32,641 at December 31, 2004. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable to consider the collectibility of each account.

     CUSTOMER CONCENTRATIONS

    In 2004 three customers accounted for 36%, 14% and 7% of total revenues, respectively. In 2003 three customers accounted for 51%, 7% and 4% of total revenues, respectively. At December 31, 2004, accounts receivable from these major customers totaled $17,000.

     Revenues from international customers were approximately 53% and 63% of total revenues in 2004 and 2003, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 37% and 52% of revenues in 2004 and 2003, respectively, were generated from Japanese customers. At December 31, 2004, accounts receivable from all international customers totaled approximately $7,000.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


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

     Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on custom development services are generally recognized under the percentage-of-completion method of accounting using cost-to-cost methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses are recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have been met, revenue is recognized as payments from customers are received.

     PRODUCT DEVELOPMENT COSTS

    The Company expenses all product development costs in the period the costs are incurred.

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

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


     NOTE B - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     STOCK-BASED AWARDS (CONTINUED)

                                                      2004           2003
                                                    _________      ________

     Net income (loss), as reported                 $(194,005)     $ 40,818

     Add:  Stock-based compensation expense
     included in net income, no tax effect              3,369         7,306

     Deduct:  Total stock-based compensation
     expense determined under fair value method
     for all  awards, no tax effect                    (3,969)      (20,141)
                                                    _________      ________
     Pro forma net income (loss)                    $(194,605)     $ 27,983
                                                    =========      ========


     Since the difference between the reported and pro forma net income (loss) available to common shareholders is insignificant, there is no effect on the net earnings (loss) per common share.

     The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model, however, no options were granted during 2004 and 2003.

     FOREIGN CURRENCY TRANSLATION

     Prior to its closure, Tribeworks Japan prepared its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The Company determined that the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders' equity (deficit).

     EARNINGS PER COMMON SHARE

    Basic earnings per share ("EPS") is computed based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of common shares and potential common share equivalents outstanding. Potential common share equivalents are those related to stock options and warrants. However, such potential common share equivalents would have no effect on diluted earnings per share in 2004 and 2003. Therefore, basic and diluted earnings per share is the same in 2004 and 2003.

     NOTE C - GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. Although the Company reported net income during 2003, it reported a net loss during 2004, and had a working capital deficiency of $480,072 and an equity deficiency of $478,381 at December 31, 2004. The Company is also in default on its note payable and has deferred payment of certain accounts payable and accrued expenses.

     In light of the Company's financial condition, on March 30, 2005, the Company announced a plan of reorganization, which is described in NOTE L - SUBSEQUENT EVENTS.

     In view of the matters described, there is substantial doubt about the Company's ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to meet its cash

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


     NOTE C - GOING CONCERN (CONTINUED)

flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     NOTE D - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

     At December 31, 2003, there were no costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2004, billings in excess of costs and estimated earnings on uncompleted contracts, which was comprised of two jobs in progress, consisted of $148,000 of billings, less $46,000 of costs and $49,000 of estimated earnings.

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

     NOTE F - INCOME TAXES

        Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred income tax assets as follows:

                                                 2004              2003
                                              ___________       ___________

         Deferred income tax assets           $ 1,391,000       $ 1,365,000
         Less valuation allowance              (1,391,000)       (1,365,000)
                                              ___________       ___________
         Net deferred income tax assets       $         -       $         -
                                              ===========       ===========

     At December 31, 2002, the valuation allowance for deferred income tax assets was 1,288,000.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


    NOTE F - INCOME TAXES (CONTINUED)

     The following is a reconciliation of the applicable U.S. federal income tax rate to the effective tax rate included in the consolidated statements of income
(loss):
                                                         2004          2003
                                                        ______        ______

         U.S. federal income tax rate                   (34.0)%       (15.0)%
         State income tax rate, net of federal rate      (5.8)         (7.5)
         Valuation allowance                             39.8          22.5
                                                         ____         _____
                                                          0.0%          0.0%
                                                         ====         =====

     At December 31, 2004, the Company had available net operating loss carryforwards for income tax reporting purposes of approximately $3,400,000 which will expire in various periods through 2024. At April 15, 2004, the Company had not filed its 2003 federal and state income tax returns.

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

     NOTE H - STOCK OPTIONS AND STOCK WARRANTS

     STOCK OPTIONS

    The Company maintains a 1999 Equity Incentive Plan for the issuance of stock options to employees, directors and consultants. The exercise price is generally the estimated fair market value at the grant date as determined by the Company's Board of Directors. The options vest over a period up to four years. At December 31, 2004, there were 400,000 shares reserved for issuance under the 1999 Equity Incentive Plan.

    The Company also maintains a 2004 Employee Stock Incentive Plan for the issuance of stock options, common stock, restricted stock, and stock bonuses to employees, officers and key consultants. At December 31, 2004, there were 1,177,164 shares reserved for issuance under the 2004 Employee Stock Incentive Plan, however, no awards had been issued from the plan as of December 31, 2004.


    A summary of the Company's stock options as of December 31, 2004 and 2003 and changes during the years ending on those dates is presented below:


                                                      2004                              2003
                                            ___________________________       ___________________________
                                                            Weighted                          Weighted
                                                             Average                           Average
                                            Options      Exercise Price       Options      Exercise Price
                                            ________     ______________       _______      ______________

Outstanding at beginning of year             351,979          $1.64           351,979         $1.64

Granted                                            -              -                 -             -

Cancelled                                   (103,479)          2.21                 -             -
                                            ________          _____           _______         _____
Outstanding at end of year                   248,500          $1.42           351,979         $1.64
                                            ========          =====           =======         =====
Options exercisable at end of year           248,500          $1.42           328,333         $1.80
                                            ========          =====           =======         =====
Weighted-average fair value of options
    granted during the year                                   $   -                           $   -
                                                              =====                           =====


                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


    NOTE H - STOCK OPTIONS AND STOCK WARRANTS (CONTINUED)

    The following table summarizes information about stock options outstanding at December 31, 2004:



                        Options Outstanding                    Options Exercisable
                        ___________________                    ___________________
                             Weighted        Weighted                       Weighted
              Options        Average          Average        Options         Average
            Outstanding   Remaining Life  Exercise Price   Exercisable   Exercise Price
            ___________   ______________  ______________   ___________   ______________

               5,000        4.50 years         $0.20          5,000           $0.20
               6,250        5.40 years         11.20          6,250           11.20
               7,500        5.55 years         12.36          7,500           12.36
               6,000        5.65 years         10.00          6,000           10.00
               5,000        5.88 years          4.00          5,000            4.00
              45,000        6.01 years          1.50         45,000            1.50
               7,500        6.22 years          1.00          7,500            1.00
              97,500        6.61 years          0.24         97,500            0.24
              50,000        7.47 years          0.14         50,000            0.14
              18,750        7.78 years          0.16         18,750            0.16
              _______                                        _______
              248,500                                        248,500
              =======                                        =======


     STOCK WARRANTS

    The Company has issued stock warrants in conjunction with the issuance of common stock, debt, and the settlement of debt and for services. Activity related to stock warrants was as follows:
                                                          Weighted Average
                                             Warrants      Exercise Price
                                             _________    ________________

         Outstanding at December 31, 2002     613,853           $0.98
              Expired                        (558,853)           0.98
                                              _______
         Outstanding at December 31, 2003      55,000            1.25
                                              =======
              Expired                         (10,000)           0.14
                                              _______
         Outstanding at December 31, 2004      45,000            1.50
                                              =======

    No warrants were granted during the years ended December 31, 2003 and 2004.

    The following table summarizes information about stock warrants outstanding at December 31, 2004:

               Warrants Outstanding                Warrants Exercisable
               ____________________                ____________________
                    Weighted
      Warrants      Average                      Warrants
    Outstanding  Remaining Life Exercise Price  Exercisable  Exercise Price
    ___________  ______________ ______________  ___________  ______________

       45,000      1.01 years        $1.50        45,000         $1.50

     NOTE I - COMMITMENTS

     LEASES

     On December 16, 2004, the Company entered into a two-year lease agreement for its principal office space. The monthly rent is approximately $1,950 per month. Total rent expense for the years ended December 31, 2004 and 2003 was $40,000 and $59,000, respectively.

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


     NOTE J - RELATED PARTY TRANSACTIONS

     OFFICER AND DIRECTOR OPTIONS AND WARRANTS

    At December 31, 2004, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors which are included in Note H:

    Common Shares       Exercise          Expiration
     Under Option         Price              Date
    _____________       ________       ________________

         22,500           $0.24        June 30, 2009
         45,000            1.50        January 11, 2011
         75,000            0.24        March 26, 2011
        _______
        142,500

     Of the total outstanding options granted to officers and directors as discussed above, all are exercisable at December 31, 2004.

     At December 31, 2004, the Company had outstanding the following warrants to officers and directors which are included in Note H:

    Common Shares       Exercise           Expiration
    Under Warrant         Price               Date
    _____________       _________      _______________

         45,000           $1.50        January 1, 2006

    Of the total outstanding warrants granted to officers and directors as discussed above, all are exercisable at December 31, 2004.

     DUE TO SHAREHOLDERS

    The $6,232 due to shareholders at December 31, 2004 is non-interest bearing and due on demand.

    ACCRUED PAYROLL

    Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company's Chief Executive Officer, Duncan Kennedy, and Chief Financial Officer, Robert Davidorf, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the executive officers, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company's common stock for the 20 trading days previous to the election date. As part of the arrangement, the Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period shall cause the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock shall not be owed. At December 31, 2004, the Company had accrued payroll balances of $35,208 to Duncan Kennedy, and $51,890 to Robert Davidorf. Note that Duncan Kennedy resigned as CEO on March 29, 2005. For additional information, see NOTE L - SUBSQUENT EVENTS.

    In addition, the Company had an accrued payroll balance of $34,437 to current Chairman and CEO, J. Glenn Pogue, based on his services as an employee during 2004.

    NOTE K - REVERSE STOCK SPLIT

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

                        TRIBEWORKS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2004 AND 2003


     NOTE L - SUBSEQUENT EVENTS

     PLAN OF REORGANIZATION

     On March 30, 2005, the Company announced a plan of reorganization, intended to allow the Company to maintain its public reporting requirements, reduce its debt, and explore new business directions. The plan of reorganization includes the transfer of most assets and liabilities to the registrant's operating subsidiary, Tribeworks Development Corporation, and possible sale of the subsidiary to current management or others.

     After further development, the plan is expected to be submitted to shareholders for a vote. A Note in an amount of up to $100,000 was entered into as of March 29, 2005 to help cover reorganization costs, which were estimated as of March 30, 2005 to be the following: Accounting Fees: $30,000, Temporary
Accountant: $5,000, Tribeworks Development Corp. Valuation: $15,000, Sell-off Administrative Costs: $7,000, Attorney Fees: $20,000, Annual General Meeting:
$5,000. The funds received under the note are being held in escrow and will be released from escrow only as applicable expenses are incurred. There can be no assurance that management will be successful in implementing its plans.

     CHANGE OF MANAGEMENT

    Effective March 29, 2005, Duncan Kennedy and Patrick Soquet voluntarily resigned as Directors of the Company. Duncan Kennedy also resigned as the CEO and President of the registrant effective as of the same date, although he will continue to serve as President of the registrant's wholly owned operating subsidiary, Tribeworks Development Corporation.

    Effective March 29, 2005, J. Glenn Pogue was appointed by the Board of Directors as CEO of the registrant and was also brought onto the Board of Directors as Chairman. Mr. Pogue was formerly an employee of the Company.

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

    Based solely on its review of copies of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16(a) - (e) and Forms 5 and amendments thereto furnished to the Company with respect to the last fiscal year, and any written representations referred to in Item 405(b)(2)(i) of Regulation S-B stating that no Forms 5 were applicable to the Company's officers, directors and 10% stockholders were complied with.

ITEM 10. EXECUTIVE COMPENSATION.

    DIRECTOR COMPENSATION

         Directors do not receive any compensation for their services as members of the Board of Directors, although this is subject to change during 2005. Directors are reimbursed for expenses in connection with attendance at Board of Directors and committee meetings. Directors are eligible to participate as optionees under our compensatory equity plans.

    EXECUTIVE COMPENSATION

         The following table provides certain summary information concerning compensation of our Chief Executive Officer. No other executive officer received annual salary and bonus in excess of $100,000 for the year ended December 31, 2003.


___________________________________________________________________________________________________________________
                                        ANNUAL COMPENSATION                      LONG TERM COMPENSATION
                                  _______________________________   _______________________________________________
                                                                              AWARDS                  PAYOUTS
                                                                    ________________________   ____________________
                                                         Other      Restricted                            All Other
                                                        Annual         Stock      Securities     LTIP      Compen-
Name and Principal                Salary     Bonus   Compensation     Awards      Underlying    Payout     sation
Position                  Year     ($)        ($)        ($)            ($)      Options/SARs     ($)        ($)
___________________________________________________________________________________________________________________

Duncan J. Kennedy,        2004    68,794      0         35,208           0             0           0          0
Chief Executive
Officer, President and
Director
                          _________________________________________________________________________________________

                          2003   127,449      0            0             0             0           0          0
                          _________________________________________________________________________________________

                          2002    55,335      0            0             0             0           0          0
___________________________________________________________________________________________________________________



    OPTION GRANTS IN LAST FISCAL YEAR

    There were no grants of stock options or warrants to any of the executive officers named in the compensation table above during fiscal year 2004.

    AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

    The following table sets forth information concerning option and warrant exercises in 2004 and exercisable and unexercisable stock options and warrants held by the executive officers named in the summary compensation table at December 31, 2004. The value of unexercised in-the-money options and warrants is based on a value of $0.16 per share, the fair market value of our common stock as of December 31, 2004, as determined by our board of directors minus the actual per share exercise prices, multiplied by the number of shares underlying the option or warrant. The listed options and warrants were granted under the 1999 Stock Option Plan.


                                                              NUMBER OF SECURITIES          VALUE OF UNEXERCISED
                            SHARES                           UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS AT
                           ACQUIRED        VALUE                   OPTIONS AT                      F-Y END
NAME AND PRINCIPAL            ON         REALIZED                    F-Y END                         ($)
                                                      _____________________________     _____________________________
POSITION                   EXERCISE         ($)       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
_____________________      ________      ________     ___________     _____________     ___________     _____________

Duncan Kennedy, Chief         --           --           22,500             --               --               --
Executive Officer,
President and
Director


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

    The following table sets forth information regarding the beneficial ownership of our common stock at April 15, 2004, by (i) each of our directors and named executive officers; (ii) all of our directors and executive officers as a group, and (iii) each person or group known to us to own beneficially more than 5% of the outstanding common stock.

                                           AMOUNT AND
                                            NATURE OF
    NAME AND ADDRESS OF                    BENEFICIAL       PERCENT OF
    BENEFICIAL OWNER(1)                     OWNERSHIP         CLASS
    ___________________                    __________       ___________

    Duncan J. Kennedy                        430,940           9.15%
    J. Glenn Pogue                                 0           0.00%
    Robert C. Davidorf (3)                   205,025           4.35%
    All Directors and Officers                                13.50%
          As a Group (3 persons) (4)
    Gilbert Amar                             658,509          13.99%
    Patrick Soquet (5)                       870,167          18.48%

(1) Unless otherwise noted, the address of each of the named directors, officers and individuals is: c/o Tribeworks, Inc., 243 Front Street, San Francisco, CA 94111.

(2) Includes 22,500 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of April 15, 2005.

(3) Includes 165,000 shares issuable upon the exercise of options and warrants that are exercisable within 60 days of April 15, 2005.

(4) Effective March 29, 2005, Duncan Kennedy and Patrick Soquet voluntarily resigned as Directors of the Company. Duncan Kennedy also resigned as the CEO and President of the registrant effective as of the same date, although he will continue to serve as President of the registrant's wholly owned operating subsidiary, Tribeworks Development Corporation. Effective March 29, 2005, J. Glenn Pogue was appointed by the Board of Directors as CEO of the registrant and was also brought onto the Board of Directors as Chairman. Mr. Pogue was formerly an employee of the Company.

(5) All of the shares are owned of record by Keepsake, a Belgian entity owned by Mr. Soquet.

    The information required by Item 201(d) of Regulation S-B is contained herein in Item 5 - Market for Common Equity and Related Stockholder Matters.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    On April 1, 2005, our wholly owned subsidiary Tribeworks Development Corporation entered into a contract with a Canadian company wholly owned by our former CEO, Chairman, and President, Duncan Kennedy, to provide the services of Mr. Kennedy to continue to serve as President of Tribeworks Development Corporation.

    On January 1, 2004, we entered into a consulting contract with a Belgian software company that is wholly owned by the brother of Patrick Soquet, a former Director and beneficial owner of more than 5% of our common stock. Under the contract, the Belgian company will perform software engineering services for us.

    As of April 15, 2005, we have not entered into any other contractual arrangements with related parties. There is not any other currently proposed transaction, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% Shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

ITEM 13.       EXHIBITS
(a) The following is a list of exhibits, some of which are incorporated by reference:

    EXHIBIT
    NUMBER       DESCRIPTION OF EXHIBITS

      2.1 Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition Corporation, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant's Form 10-SB/A filed July 10, 2000)

      3.1 Certificate of Incorporation of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.1 to the Registrant's Form 10-SB/A filed July 10, 2000 and Exhibit A to the Registrant's Proxy Statement on Schedule 14A filed April 14, 2004)

      3.2 Bylaws of Tribeworks, Inc., a Delaware Corporation (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-SB/A filed July 10, 2000)

     10.1 Pan World Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed September 26, 2001)

     10.2 Tribeworks, Inc. 2001 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-8 filed September 26, 2001)

     10.3 Tribeworks, Inc. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant's Proxy Statement on Schedule 14A filed April 14, 2004)

     21.1        Subsidiaries of the Issuer

     24.1 Power of Attorney (appears on the signature page of this report)

     31.1 Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

     31.2 Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15(d)-14(a)

     32.1 Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

     32.2 Certification of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

     99.1 Asset and Liability Assignment and Indemnification Agreement, dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on March 31, 2005)

     99.2 Promissory Note, dated March 29, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on March 31, 2005)

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 2004:

    None

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Tauber & Balser, P.C. billed or is expected to bill the Company the following fees for services provided during the years ended December 31, 2004 and 2003:

                                      FEES FOR THE YEAR ENDED
                                ___________________________________
                                DECEMBER 31,           DECEMBER 31,
(IN THOUSANDS)                       2004                   2003
                                ____________           ____________

Audit fees (1)                    $35,000                $34,000
Audit-related fees (2)                  -                    575
Tax fees (3)                            -                  2,720
All other fees (4)                      -                  1,325
                                  _______                _______
  Total fees for services         $35,000                $38,620
                                  =======                =======

    (1) Audit fees are the fees billed for professional services rendered for the audit of our annual financial statements and reviews of quarterly financial statements. For 2004 the figure is an estimate, as no bills have yet been issued for the audit. This category also includes fees for statutory audits required domestically and internationally, comfort letters, consents, assistance with and review of documents filed with the SEC, attest services, work done by tax professionals in connection with the audit or quarterly reviews, and accounting consultations and research work necessary to comply with generally accepted auditing standards.

    (2) Audit Related fees are the fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review and are not reported as audit fees.

    (3) Tax fees are the fees billed for professional services rendered for tax compliance, tax advice and tax planning, except those provided in connection with the audit or quarterly reviews.

    (4) All other fees include fees billed for professional services not covered by (1) through (3) above.

    The Board of Directors, acting as the Audit Committee, pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TRIBEWORKS, INC.


                                By: /s/   ROBERT C. DAVIDORF
                                    _____________________________
                                          Robert C. Davidorf
                                          Chief Financial Officer

Date: APRIL 15, 2005


                                POWER OF ATTORNEY

         KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert C. Davidorf and J. Glenn Pogue, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-KSB, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        SIGNATURE                           TITLE                    DATE

/s/ J. GLENN POGUE        CHIEF EXECUTIVE OFFICER AND DIRECTOR    April 15, 2005
    __________________    (Principal Executive Officer)
    J. Glenn Pogue



/s/ ROBERT C. DAVIDORF    CHIEF FINANCIAL OFFICER AND DIRECTOR    April 15, 2005
    __________________    (Principal Financial and Accounting
    Robert C. Davidorf    Officer)