Form 10QSB
period 2005-03-31
TRIBEWORKS INC
filed 2005-05-23
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from N/A to N/A

Commission File Number: 000-28675

Tribeworks, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	94-3370795

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

243 Front Street, San Francisco, CA	94111

(Address of principal executive offices)	(Zip Code)

(415) 674-5555

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes No ☐

     The number of shares outstanding of registrant’s $0.0004 par value common stock, as of the close of business on May 23, 2005: 4,708,657 shares.

     Transitional Small Business Disclosure Format: ☐ Yes ☑ No

v

TRIBEWORKS, INC.
FIRST QUARTER 2005 REPORT ON FORM 10-QSB

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2005

Current Assets
Cash	$36,336
Accounts receivable, net of allowance for doubtful accounts of $1,500	42,190
Prepaid expenses	21,717

TOTAL CURRENT ASSETS	100,243

Other Assets
Equipment, net of accumulated depreciation of $50,910	1,383

TOTAL ASSETS	$101,626

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$201,654
Accrued expenses	148,139
Due to shareholders	6,232
Billings in excess of costs and estimated earnings on uncompleted contracts	17,857
Notes payable	118,701
Deferred revenue	44,614

TOTAL CURRENT LIABILITIES	537,197

Stockholders’ Deficit
Preferred stock: 10,000,000 shares authorized, none issued	—
Common stock: $.0004 par value, 200,000,000 shares authorized, 4,708,657 shares issued and outstanding	1,883
Additional paid-in capital	3,035,725
Accumulated deficit	(3,473,179)

TOTAL STOCKHOLDERS’ DEFICIT	(435,571)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,626

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2005	2004
REVENUES	$219,113	$287,805

COST OF SALES	60,915	116,000

GROSS PROFIT	158,198	171,805

OPERATING EXPENSES
Product support	2,375	9,134
Product development	7,984	35,641
Sales and marketing	38,322	49,213
General and administrative	66,708	117,953

	115,389	211,941

INCOME (LOSS) FROM OPERATIONS	42,810	(40,136)

INTEREST EXPENSE	—	(539)

INCOME (LOSS) BEFORE INCOME TAXES	42,810	(40,675)

INCOME TAXES	—	—

NET INCOME (LOSS)	$42,810	$(40,675)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$0.01	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	4,708,657	4,708,657

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$42,810	$(40,675)

Adjustments:
Depreciation	308	308
Amortization of unearned compensation	—	1,444
Changes in:
Accounts receivable	(9,549)	105,273
Costs and estimated earnings in excess of billings on uncompleted contracts	—	2,423
Prepaid expenses	9,575	7,139
Accounts payable	(46,049)	(4,465)
Accrued expenses	13,252	14,286
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	(52,740)	(65,095)

Total adjustments	(85,203)	61,313

Net cash provided (used) by operating activities	(42,393)	20,638

CASH FLOWS FROM INVESTING ACTIVITIES Purchase of equipment	—	—

CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from issuance of note payable	35,000	—

NET INCREASE (DECREASE) IN CASH	(7,393)	20,638

CASH, BEGINNING OF PERIOD	43,729	39,772

CASH, END OF PERIOD	$36,336	$60,410

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

     NOTE A – PRINCIPLES OF PRESENTATION

     The accompanying unaudited financial statements of Tribeworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2005, and its results of operations and cash flows for the three months ended March 31, 2005 and 2004 have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

     NOTE B – NATURE OF BUSINESS

     The Company’s business activity results from a technology that provides tools for creating and delivering multimedia applications. Internet media developers use the technology for creation and deployment of electronic content that utilizes interactive features combining graphics, video, and audio content. The Company exploits its software primarily through the licensing of its software tools to multimedia and software developers and through building customized licensed versions that include professional engineering to meet contract requirements.

     NOTE C – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation

     The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, Tribeworks Development Corporation and Tribeworks Japan Limited through the third quarter of 2004, the date of the termination of Tribeworks Japan Limited. All material intercompany transactions have been eliminated.

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

     Accounts Receivable

     Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $42,190 at March 31, 2005. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable to consider the collectability of each account.

TRIBEWORKS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

     NOTE C – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Customer Concentrations

     For the three months ended March 31, 2005, three customers accounted for 57%, 8% and 5% of total revenues, respectively. For the three months ended March 31, 2004, three customers accounted for 39%, 23% and 3% of total revenues, respectively. At March 31, 2005, accounts receivable from these major customers totaled $17,185.

     Revenues from international customers were approximately 68% and 53% of total revenues for the three months ended March 31, 2005 and 2004, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 57% and 44% of revenues for the three months ended March 31, 2005 and 2004, respectively, were generated from Japanese customers. At March 31, 2005, accounts receivable from all international customers totaled approximately $9,966.

     Technology License

     The Company’s principal business activity focuses on the commercialization of iShell, which was developed by an officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 75,758 shares of common stock at an exercise price of $1.32 per share, valued at $30,000. The $130,000 cost was fully amortized at December 31, 2002.

     Revenue Recognition

     Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.

     Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on custom development services are generally recognized under the percentage-of-completion method of accounting using a cost-to-cost methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses are recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have been met, revenue is recognized as payments from customers are received.

     Software Development Costs

     The Company expenses all software development costs in the period the costs are incurred.

     Stock-Based Awards

     The Company accounts for stock based awards to employees under its “Equity Incentive Plan” as compensatory in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company also issues stock based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).

     Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123 as follows:

TRIBEWORKS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

     NOTE C – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Three Months Ended
	March 31,
	2005	2004
Net income (loss), as reported	$42,810	$(40,675)

Add: Stock-based compensation expense included in net income or loss, no tax effect	—	1,444

Deduct: Total stock-based compensation expense determined under fair value method for all awards, no tax effect	—	(1,444)

Pro forma net income (loss)	$42,810	$(40,675)

Net income (loss) per share, basic and diluted:

As reported	$0.01	$(0.01)

Pro forma	$0.01	$(0.01)

     We did not grant any options during the three months ended March 31, 2005.

     Foreign Currency Translation

     Prior to its closure, Tribeworks Japan prepared its financial statements in a currency other than U.S. dollars. Results of operations and cash flows are translated at average exchange rates during the period, and assets and liabilities are translated at end-of-period exchange rates. The Company determined that the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

     Net Earnings (Loss) Per Common Share

     Basic earnings per share (“EPS”) is computed based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of common shares and potential common share equivalents outstanding. Potential common share equivalents are those related to stock options and warrants. However, such potential common share equivalents would have no effect on diluted earnings per share in 2005 and 2004. Therefore, basic and diluted earnings per share is the same for the three months ended March 31, 2005 and 2004.

     NOTE D – GOING CONCERN

     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. Although the Company reported net income during the quarter ended March 31, 2005, it reported a net loss during 2004, and had a working capital deficiency of $436,954 and an equity deficiency of $435,571 at March 31, 2005. The Company is also in default on its note payable and has deferred payment of certain accounts payable and accrued expenses.

TRIBEWORKS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

     NOTE D – GOING CONCERN (CONTINUED)

     In light of the Company’s financial condition, on March 30, 2005, the Company announced a plan of reorganization, which was described in NOTE L — SUBSEQUENT EVENTS to the financial statements in the Company’s 2004 Annual Report on Form 10-KSB, and is further described in NOTE J — SUBSEQUENT EVENTS to these financial statements .

     In view of the matters described, there is substantial doubt about the Company’s ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     NOTE E – COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

     At March 31, 2004, billings in excess of costs and estimated earnings on uncompleted contracts, which was comprised of one job in progress, consisted of $179,155 of billings, less $63,320 of costs and $97,978 of estimated earnings.

     NOTE F – NOTES PAYABLE

     On January 21, 2001, the Company borrowed $100,000 under a Private Placement Agreement. Under the terms of the agreement the lender, upon the closing of a “Qualified Financing” (as that term is defined in the agreement), could convert the loan to common stock of the Company. Such conversion never took place, and on June 12, 2003, the Company and the creditor restructured this note. The original terms for the $100,000 note accrued simple interest at 10%, with all principal and accrued interest due on demand. The restructured note accrues interest at 4% and was increased by $20,000 for previously accrued interest. The new note is nonconvertible, and calls for an initial payment of $30,000, which was made during June 2003, and then monthly payments of $3,500 through February 2005, with a final payment of $24,201 in March 2005. If the Company makes all note payments timely in accordance with the note agreement, the creditor will forgive $20,000 of the final payment. In accordance with Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings (“SFAS 15”), the carrying value of the debt, including accrued interest, is equal to the total amount of future payments under the new note. Consequently, all future debt payments will reduce the principal balance and no interest expense will be recorded for this note. The Company failed to make the scheduled note payments after September 2003 and has received notification of default from the lender. As such, the note was due in full on September 30, 2004 and is accruing default interest at a rate of 4% on the outstanding payment amounts of the note.

     On March 30, 2005, the Company announced a plan of reorganization, intended to allow the Company to maintain its public reporting requirements, reduce its debt, and explore new business directions. The plan of reorganization includes the transfer of most assets and liabilities to the registrant’s operating subsidiary, Tribeworks Development Corporation, and possible sale of the subsidiary to current management or others. After further development, the plan is expected to be submitted to shareholders for a vote. A Note in an amount of up to $100,000 was entered into as of March 29, 2005 to help cover reorganization costs. The funds received under the note are being held in escrow and are released from escrow only as applicable expenses are incurred. As of March 31, 2005, the Company had borrowed $35,000 against this Note. There can be no assurance that management will be successful in implementing its plans.

     NOTE G – FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company’s financial instruments include cash and receivables for which the Company believes that the fair value approximates their carrying amounts. It was impracticable to estimate the fair value of the other financial instruments because of the financial position and results of operations of the Company.

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005

     NOTE H — REVERSE STOCK SPLIT

     On March 24, 2004, the Board of Directors authorized a one-for-four reverse stock split of the Company’s common stock. The reverse split became effective on June 4, 2004, thereby reducing the number of common shares outstanding by 75% and increasing the par value to $0.0004. All references in the accompanying consolidated financial statements to the number of common shares, number and exercise price of stock options and stock warrants, and per share amounts for the periods prior to the reverse stock split have been restated to reflect the reverse stock split.

     NOTE I – DEFERRED COMPENSATION ARRANGEMENT

     Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the executive officers, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company’s common stock for the 20 trading days previous to the election date. The Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period causes the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock is no longer owed. At March 31, 2005, the Company had recorded accrued but unpaid salary related to this arrangement of approximately $99,000. On March 29, 2005, the accrued salary under this arrangement, along with all of the Company’s material assets and other material liabilities, excluding liabilities totaling approximately $136,000, were assigned to the Company’s wholly-owned subsidiary, Tribeworks Development Corporation.

     NOTE J — SUBSEQUENT EVENTS

     On April 12, 2005, the Company received notice from Pioneer Corporation that they were terminating one of their contracts with the Company. This contract accounted for 50% of total Company revenues for the quarter ended March 31, 2005.

     On April 27, 2005, the Company announced that as part of its previously announced plan of reorganization, the Company intends to enter into the business of providing external Information Technology (IT) application support services for organizations with large IT functions. As its entry into this business, the Company plans to acquire, for cash, TakeCareofIT Ltd., doing business as Atlas Technology Group, a Gibraltar Corporation that has recently been established to provide such services. To facilitate this redirection, the Company is proposing to consolidate its stock on a 1 for 3 basis, such that post consolidation there will be 1,569,552 shares issued and outstanding. The share consolidation is subject to shareholder approval, which will be sought at the Company’s upcoming annual general meeting, currently scheduled for June 24, 2005. In addition, the Company announced a private placement of 19 million post-consolidation shares of common stock at 1 cent per share for total proceeds of $190,000. The funds will be used to pay off certain corporate debt; the Company will have 20,569,552 common shares outstanding after the placement. In addition, a $500,000 preferred stock financing is also being arranged to provide working capital.

     On May 5, 2005, Robert Davidorf resigned his position as Chief Financial Officer of Tribeworks, Inc. (the “Company”). There were no disagreements with the Company on any matter related to the Company’s operations, policies or practices. Mr. Davidorf continues as a director of the Company. Dr. David C. Hayes, PhD., was appointed as the Company’s Chief Financial Officer to replace Mr. Davidorf. Prior to joining the Company, Dr. Hayes was Chief Financial Officer of Digifonica International Limited, a privately-held software development company located in Vancouver BC, CANADA from September 2004 through March 2005. Prior to his tenure at Digifonica, Dr. Hayes was self-employed as a financial consultant from March 2000. Dr. Hayes was also appointed as a director of the Company on April 27, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

FORWARD LOOKING STATEMENTS

     The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are subject to risks and uncertainties. These forward-looking statements are based on our management’s beliefs as well as assumptions and information currently available to us. When used in this report, the words “believe,” “expect,” “anticipate,” “estimate” and similar expressions are intended to identify forward-looking statements. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements, such as, but not limited to:

•	whether or not our products are accepted by the marketplace and the pace of any such acceptance,

•	our ability to continue to grow our Tools and Enterprise businesses,

•	improvements in the technologies of our competitors,

•	changing economic conditions, and

•	other factors, some of which will be outside of our control.

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

     FINANCIAL CONDITION

          We experienced a net profit of $42,810 for the quarter ended March 31, 2005. This profit is primarily attributable to one of our contracts with Pioneer, which accounted for approximately $83,000 in profit. The rest of the Company’s business experienced a loss of approximately $40,000. As described in NOTE J- SUBSEQUENT EVENTS to our financial statements, Pioneer terminated this contract on April 12, 2005. We closed the quarter with a working capital deficiency of $436,954 and an equity deficiency of $435,571. On account of our poor financial condition, on March 30, 2005, we announced a plan of reorganization, intended to allow us to maintain our public reporting requirements, reduce our debt, and explore new business directions.

          Our current business strategy has proven to be of insufficient scope and profitability to sustain a viable public company, and we have decided to instead pursue a plan of reorganization that has the potential to be larger in scope and more profitable than our prior business.

          The plan of reorganization that our board has approved includes the transfer of most assets and liabilities (including the accrued salary obligations described above in NOTE I to our financial statements included herewith) to our operating subsidiary, Tribeworks Development Corporation, and sale of the subsidiary to current and former members of our management or others, subject to stockholder approval.

          In addition, as described in NOTE J- SUBSEQUENT EVENTS to our financial statements, on April 27, we announced our intention to enter into the business of providing external Information Technology (IT) application support services for organizations with large IT functions. To enter into this business, we announced plans to acquire, for cash, TakeCareofIT Ltd., doing business as Atlas Technology Group, a Gibraltar Corporation that has recently been established to provide such services. We are also planning to consolidate our stock on a 1 for 3 basis, and raise funds through private placements of our equity securities, which is also described in more detail in NOTE J- SUBSEQUENT EVENTS to our financial statements.

          Until these plans come to fruition, we will continue to operate our business as we have in recent years, as described below.

     We sell our software and generate revenues through two main distribution channels: the graphics software tools business and the enterprise application development business. Tools customers, usually graphics industry professionals, license our iShell® branded multimedia application authoring tools, iShell or iShell Mobile, by purchasing the software via our online store or via telephone with one of our sales representatives. Tools customers either buy our software with a permanent license or pay an annual subscription fee that includes a license to use our software and free software upgrades. Kinoma Media Album (KMA), our first consumer multimedia tool, is sold through three online stores: Kinoma.com, Handango.com and PalmGear.com.

     We first introduced our multimedia authoring tool iShell® in January 1999, as a cross-platform software product to allow developers to create multimedia applications in a variety of categories, such as sales and business presentations, informational/catalog titles, training courses and modules for corporations and/or educational institutions, games, learning aids, enhanced CDs (audio CDs that also contain videos and other visual digital content), video yearbooks, and recruitment presentations.

     Beginning in 2003, we partnered with Kinoma, Inc. (“Kinoma”) to create new products for the mobile software market, specifically targeting Palm OS devices. Kinoma makes Kinoma Player, which is a high-resolution, interactive movie player for handhelds running the Palm OS. To date we have developed two products in partnership with Kinoma that create Kinoma Player content, iShell Mobile, an iShell-based application development tool, launched in October 2003, and Kinoma Media Album, a consumer multimedia management tool, launched in May of 2004. Kinoma receives a per unit royalty on sales of iShell Mobile and Kinoma Media Album. In addition to building these two products together, we have utilized Kinoma as a subcontractor on Enterprise projects.

     In our Enterprise business, most of our customers are large corporations that require development of custom multimedia tools or complex multimedia applications. Enterprise customers usually pay for consulting services performed by Tribeworks’ employees and subcontractors. Certain Enterprise customers also license our software, usually for a fixed fee or on a per unit basis. As evidenced by results for this quarter, we generally anticipate Enterprise business growth, particularly Enterprise consulting revenues, to be less predictable and “bumpier” than our Tools business revenues in the foreseeable future, and this could impact whether or not we will be profitable on a quarter-to-quarter basis. The primary reason is that our Enterprise business has a smaller number of customers. The addition of new mobile Enterprise solutions has expanded the potential customer base and could decrease volatility going forward. We expect to continue to underwrite the cost of software research and development with money received from Enterprise customers.

     RESULTS OF OPERATIONS

     Revenues

     Total revenues were $219,113 for the three months ended March 31, 2005, a decrease of 24% compared to total revenues of $287,805 for the three months ended March 31, 2004.

     The Tools Business, which primarily includes sales of commercial or educational use of our iShell 4, iShell Mobile, and Kinoma Media Album software, and sales of books and third party plug-ins, decreased by 47% to $50,892 for the first quarter of 2005, compared to $96,758 for the first quarter of 2004. We believe that the primary reason for this significant decrease was the loss of our primary Tools salesperson on December 15, 2004. We are planning to hire a new salesman, whose salary will be primarily commission-based.

     The Enterprise business decrease in the first quarter of 2005 by 12% to $168,221, compared with $191,047 for the first quarter of 2004. Enterprise revenues for the first quarter of 2005 consisted of $165,141 in consulting revenues and $3,079 in licensing revenues, compared with $191,047 in consulting revenues and $0 in licensing revenues for the first quarter of 2004. One of our contracts with Pioneer Corporation, for development of software products that allow users to create and manage content for digital signs, accounted for 66% of our Enterprise consulting revenues during the first quarter of 2005. We believe that revenues associated with Pioneer Corporation will decrease significantly in future quarters, based on the recently announced termination of one of our contracts, as described in NOTE J- SUBSEQUENT EVENTS to our financial statements.

     International revenues, which consist of sales to foreign customers, represented 68% of revenues for the first quarter of 2005, compared to 53% of revenues for the first quarter of 2004. Revenues from Japanese customers increased to 57% of total revenues for the first quarter of 2005 from 44% for the first quarter of 2004.

     Cost Of Sales

     Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. Cost of sales was $60,915 for the three months ended March 31, 2005, down from $116,000 for the three months ended March 31, 2004. Gross margins increased on a percentage basis to 72% for the first quarter of 2005 from 53% for the first quarter of 2004, primarily attributable to high gross margins for our recently terminated contract with Pioneer Corporation.

     Operating Expenses

     Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $2,375 and $9,134 for the quarters ended March 31, 2005 and 2004, respectively. As a percentage of Tools sales, product support expenses were 5% and 9% for the first quarters of 2005 and 2004, respectively. This decrease is primarily attributable to our shrinking base of Tools customers, and the placement of our primary Tools employee on a commission-based compensation structure.

     Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $7,984 and $35,641 for the quarters ended March 31, 2005 and 2004, respectively. This decrease is primarily due to the placement of our primary Tools employee on a commission-based compensation structure

     Sales and marketing expenses consist primarily of compensation and benefits and other public relations and marketing costs. Sales and marketing expenses were $38,322 and $49,213 for the quarters ended March 31, 2005 and 2004, respectively. Most of this increase is due to an increase in expenses associated with new compensation arrangements with our principal executives, as described in Note I to the financial statements.

     General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $66,707 and $117,953 for the quarters ended March 31, 2005 and 2004, respectively. This decrease is primarily due to a decrease in outside services, including accounting fees, legal fees, and fees associated with operating Tribeworks Japan, partially offset by an increase in expenses associated with new compensation arrangements with our principal executives, as described in Note H to the financial statements. We anticipate that general and administrative expenses will increase in coming quarters, due to increased expenses associated with our plan of reorganization.

     Interest Expense

     Interest expense was $0 for the quarter ended March 31, 2005, compared to other expense of $539 for the quarter ended March 31, 2004.

     Provision For Income Taxes

     We recorded no tax provision for the quarter ended March 31, 2005 and no tax provision for the quarter ended March 31, 2004, due to the availability of net operating loss carryforwards.

     Net Income (Loss)

     Net income was $42,810 for the quarter ended March 31, 2005, compared to a net loss of $41,379 for the quarter ended March 31, 2004.

     Liquidity And Capital Resources

     At March 31, 2005, we had cash of $36,336 compared to $39,772 at March 31, 2004. Our capital requirements have been reduced significantly from previous quarters based on cost reductions. At March 31, 2005, the principal source of liquidity for the Company was $36,336 of cash. During the quarter ended March 31, 2005, we also issued an interest bearing note to a third party, which is described in NOTE F — NOTES PAYABLE to our financial statements, from which we have borrowed $35,000 out of a possible $100,000 available from the note. Based on our projected cash flow requirements, taking into account our cash balance, anticipated revenues from our ongoing business, and projected expenditures, we do not believe we will be required to raise equity financing within the next 12 months.

     Cash used by operating activities was $42,393 for the quarter ended March 31, 2005 and cash provided by operating activities was $20,638 for the quarter ended March 31, 2004.

     Cash used in investing activities for the quarters ended March 31, 2005 and 2004 was $0 and $0, respectively.

     Cash provided by financing activities for the quarters ended March 31, 2005 and 2004 was $35,000 and $0, respectively. The source funds was a Note that we issued, which is described in NOTE F — NOTES PAYABLE to our financial statements.

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

Item 3. Controls and Procedures

     The Chief Executive Officer and the Chief Financial Officer of the Company have concluded, based on their evaluation as of the end of the period covered by this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

     On March 29, 2005, Duncan Kennedy resigned as our Chief Executive Officer and was replaced by J. Glenn Pogue. On May 5, 2005, Robert Davidorf resigned as our Chief Financial Officer and was replaced by Dr. David C. Hayes, PhD. Mr. Davidorf continues as a director of the Company. Other than the foregoing, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

     We made no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2005.

Item 6. Exhibits and Reports on Form 8-K.

(a) The following exhibits are included in this report or incorporated by reference into this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.1	Asset and Liability Assignment and Indemnification Agreement, dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)

99.2	Promissory Note, dated March 29, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)

(b) The following reports on Form 8-K were filed during the quarter ended March 31, 2005:

     Current Report on Form 8-K (Items 1.01, 2.03, 2.05, 5.02, and 9.01) was filed with the Securities and Exchange Commission on March 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tribeworks, Inc.,
a Delaware corporation

Date: May 23, 2005	/s/ J. GLENN POGUE

J. Glenn Pogue
Chief Executive Officer

/s/ DAVID C. HAYES

David C. Hayes
Chief Financial Officer