Form 10QSB
period 2005-06-30
TRIBEWORKS INC
filed 2005-08-30
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	N/A	to	N/A

Commission File Number:	000-28675

Tribeworks, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	94-3370795

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

243 Front Street, San Francisco, CA	94111

(Address of principal executive offices)	(Zip Code)
(415) 674-5555

(Issuer’s telephone number, including area code)
N/A

(Former name, former address and former fiscal year, if changed since last report)
     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
     The number of shares outstanding of registrant’s $0.0004 par value common stock, as of the close of business on August 29, 2005: 4,708,657 shares.
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Transitional Small Business Disclosure Format: ☐ Yes ☑ No

TRIBEWORKS, INC.
SECOND QUARTER 2005 REPORT ON FORM 10-QSB

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 2005

Current Assets
Cash	$51,229
Accounts receivable, net of allowance for doubtful accounts of $4,122	31,762
Costs and estimated earnings in excess of billings on uncompleted contracts	10,379
Loan advance to TakeCareofIT	378,739
Prepaid expenses	15,199

TOTAL CURRENT ASSETS	487,308

Other Assets
Equipment, net of accumulated depreciation of $51,218	1,074

TOTAL ASSETS	$488,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$224,614
Accrued expenses	169,241
Due to shareholders	6,232
Billings in excess of costs and estimated earnings on uncompleted contracts	—
Note payables	164,291
Deferred revenue	39,617

TOTAL CURRENT LIABILITIES	603,995

Stockholders’ Deficit
Preferred stock: $.0004 par value, 10,000,000 shares authorized, - Series A Preferred Stock, stated value $0.50 per share, 818,000 shares authorized, 818,000 issued and outstanding	389,158
Common stock: $.0004 par value, 200,000,000 shares authorized, 4,708,657 shares issued and outstanding	1,883
Additional paid-in capital	3,035,725
Unearned compensation	—
Accumulated deficit	(3,542,379)

TOTAL STOCKHOLDERS’ DEFICIT	(115,613)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$488,382

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,
	2005	2004

REVENUES	$182,501	$219,848

COST OF SALES	68,654	91,290

GROSS PROFIT	113,847	128,558

OPERATING EXPENSES
Product support	3,160	11,573
Product development	10,951	30,383
Sales and marketing	42,011	46,635
General and administrative	125,877	92,337

	181,999	180,928

INCOME (LOSS) FROM OPERATIONS	(68,152)	(52,370)

OTHER INCOME (EXPENSE)

Interest expense	(696)	(202)

Other income	850	—

	154	(202)

INCOME (LOSS) BEFORE INCOME TAXES	(67,998)	(52,572)

INCOME TAXES	1,201	—

NET INCOME (LOSS)	$(69,199)	$52,572)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	6,229,159	4,708,657

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(26,389)	$(93,247)

Adjustments:
Depreciation	616	616
Amortization of unearned compensation	—	2,888
Changes in:
Accounts receivable	879	139,426
Costs and estimated earnings in excess of billings on uncompleted contracts	(10,379)	5,746
Prepaid expenses	16,093	16,587
Accounts payable	(23,089)	23,818
Accrued expenses	34,354	28,313
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	(75,594)	(136,894)

Total adjustments	(57,120)	80,500

Net cash used by operating activities	(83,509)	(12,747)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	—
Loan advance	(378,739)	—

Net cash used by investing activities	(378,739)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	409,000	0
Proceeds from issuance of note payable	80,590	—

Net cash provided by financing activities	469,748	—

NET INCREASE (DECREASE) IN CASH	7,500	(12,747)

CASH, BEGINNING OF PERIOD	43,729	39,772

CASH, END OF PERIOD	$51,229	$27,025

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
     NOTE A – PRINCIPLES OF PRESENTATION
     The accompanying unaudited financial statements of Tribeworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2005, and its results of operations and cash flows for the three months ended June 30, 2005 and 2004 have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
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
     Accounts Receivable
     Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $31,762 at June 30, 2005. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable to consider the collectability of each account.

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
     NOTE C – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Customer Concentrations
     For the three months ended June 30, 2005, three customers accounted for 55%, 10% and 7% of total revenues, respectively. For the three months ended June 30, 2004, three customers accounted for 39%, 23% and 3% of total revenues, respectively.
     Revenues from international customers were approximately 66% and 50% of total revenues for the three months ended June 30, 2005 and 2004, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 64% and 29% of revenues for the three months ended June 30, 2005 and 2004, respectively, were generated from Japanese customers.
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

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
     NOTE C – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Three Months Ended
	June 30
	2005	2004
Net income (loss), as reported	$(69,199)	$(52,572)

Add: Stock-based compensation expense included in net income or loss, no tax effect	—	2,888

Deduct: Total stock-based compensation expense determined under fair value method for all awards, no tax effect	—	(2,888)

Pro forma net income (loss)	$(69,199)	$(52,572)

Net income (loss) per share, basic and diluted:

As reported	$(0.01)	$(0.01)

Pro forma	$(0.01)	$(0.01)

     We did not grant any warrants or options to purchase shares of the Company’s Common Stock during the three months ended June 30, 2005.
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
     Net Earnings (Loss) Per Common Share
     Basic earnings per share (“EPS”) is computed based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of common shares and potential common share equivalents outstanding. Potential common share equivalents are those related to stock options and warrants. However, such potential common share equivalents would have no effect on diluted earnings per share in 2005 and 2004. Therefore, basic and diluted earnings per share is the same for the three months ended June 30, 2005 and 2004.
     NOTE D – GOING CONCERN
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a net loss during the quarter ended June 30, 2005, and reported a net loss during 2004, and had a working capital deficiency of $116,687 and an equity deficiency of $115,613 at June 30, 2005. The Company is also in default on its note payable and has deferred payment of certain accounts payable and accrued expenses.

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
     NOTE D – GOING CONCERN (CONTINUED)
     In light of the Company’s financial condition, on March 30, 2005, the Company announced a plan of reorganization, which was described in NOTE L — SUBSEQUENT EVENTS to the financial statements in the Company’s 2004 Annual Report on Form 10-KSB, and is further described in NOTE J- SUBSEQUENT EVENTS to these financial statements .
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
     NOTE E – NOTES PAYABLE
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
     On March 30, 2005, the Company announced a plan of reorganization, intended to allow the Company to maintain its public reporting requirements, reduce its debt, and explore new business directions. The plan of reorganization includes the transfer of most assets and liabilities to the registrant’s operating subsidiary, Tribeworks Development Corporation, and possible sale of the subsidiary to current management or others. After further development, the plan is expected to be submitted to shareholders for a vote. A Note in an amount of up to $100,000 was entered into as of March 29, 2005 to help cover reorganization costs. The funds received under the note are being held in escrow and are released from escrow only as applicable expenses are incurred. As of June 30, 2005, the Company had borrowed $81,590 against this Note. There can be no assurance that management will be successful in implementing its plans.
     NOTE F – FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s financial instruments include cash and receivables for which the Company believes that the fair value approximates their carrying amounts. It was impracticable to estimate the fair value of the other financial instruments because of the financial position and results of operations of the Company.

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2005
     NOTE G – PREFERRED STOCK ISSUANCE
     On June 29, 2005, we announced the closing of a private placement of 818,000 shares of our Series A Preferred Stock, stated value $0.50, per share, at a price of $0.50 per share, whereby $409,000 was raised from investors. The shares are fully convertible on a one-for-one basis into common shares of the company at the discretion of the board at any time after the approval of the reverse split discussed in Note J.
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
     NOTE J — SUBSEQUENT EVENTS
     On April 27, 2005, the Company announced that as part of its previously announced plan of reorganization, the Company intends to enter into the business of providing external Information Technology (IT) application support services for organizations with large IT functions. As its entry into this business, the Company plans to acquire, for cash, TakeCareofIT Holdings Ltd., doing business as Atlas Technology Group, a Malta Corporation that has recently been established to provide such services. To facilitate this redirection, the Company previously proposed to consolidate its issued and outstanding shares of common stock on a 1-for-3 basis, such that post consolidation there will be 1,569,552 shares issued and outstanding. The share consolidation was approved at the company’s Annual General Meeting (“AGM”) held on August 19, 2005. Also at the Annual General Meeting, the shareholders approved the private placement of up to 19,000,000 post-consolidation shares of our Common Stock at a price of $0.01 per share. The funds will be used to pay off certain corporate debt; the Company will have 20,569,552 common shares outstanding after the placement. Additionally, a new board of directors, comprised of Robert Altinger, Gordon Blankstein, Robert Gardner, David Hayes and Peter Jacobson was elected by the shareholders to serve for a one year term, or until their successors duly are elected and qualified. Finally, the shareholders ratified the appointment of HLB Cinnamon Jang Willoughby, LLP as our independent auditors for the fiscal year ending December 31, 2005.
     The board of directors also elected Peter Jacobson as CEO and David Hayes as CFO at its meeting on August 19, 2005 subsequent to the AGM.

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
     FINANCIAL CONDITION
          We experienced a net loss of $69,199 for the quarter ended June 30, 2005. We closed the quarter with a working capital deficiency of $116,687 and an equity deficiency of $115,613. On account of our poor financial condition, on March 30, 2005, we announced a plan of reorganization, intended to allow us to maintain our public reporting requirements, reduce our debt, and explore new business directions.
          Our current business strategy has proven to be of insufficient scope and profitability to sustain a viable public company, and we have decided to instead pursue a plan of reorganization that has the potential to be larger in scope and more profitable than our prior business.
          The plan of reorganization that our board previously approved included the transfer of most assets and liabilities (including the accrued salary obligations described above in NOTE I to our financial statements included herewith) to our operating subsidiary, Tribeworks Development Corporation, and sale of the subsidiary to current and former members of our management or others, subject to stockholder approval. Subsequently, our board of directors voted to continue the operations of Tribeworks Development Corporation (TDC) instead of going forward with a sale of TDC to certain former members of our management. At present, the Board has not made a determination as to any potential sale of TDC.
          In addition, we previously announced our intention to enter into the business of providing external Information Technology (IT) application support services for organizations with large IT functions. To enter into this business, we announced plans to acquire, for cash, TakeCareofIT Ltd., doing business as Atlas Technology Group, a Malta Corporation that has recently been established to provide such services. It is the Company’s intention to complete the acquisition of TakeCareofIT, Ltd. during 2005.
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
     RESULTS OF OPERATIONS
     Revenues
     Total revenues were $182,501 for the three months ended June 30, 2005, a decrease of 17% compared to total revenues of $219,848 for the three months ended June 30, 2004.
     The Tools Business, which primarily includes sales of commercial or educational use of our iShell 4, iShell Mobile, and Kinoma Media Album software, and sales of books and third party plug-ins, decreased by 50% to $36,238 for the second quarter of 2005, compared to $71,909 for the second quarter of 2004. We believe that the primary reason for this significant decrease was the loss of our primary Tools salesperson on December 15, 2004. We are planning to hire a new salesman, whose salary will be primarily commission-based.
     The Enterprise business decrease in the second quarter of 2005 by 1% to $146,213, compared with $147,939 for the second quarter of 2004. Enterprise revenues for the second quarter of 2005 consisted of $143,523 in consulting revenues and $2,740 in licensing revenues, compared with $147,939 in consulting revenues and $0 in licensing revenues for the second quarter of 2004
     International revenues, which consist of sales to foreign customers, represented 66% of revenues for the second quarter of 2005, compared to 50% of revenues for the second quarter of 2004. Revenues from Japanese customers increased to 64% of total revenues for the second quarter of 2005 from 29% for the second quarter of 2004.
     Cost Of Sales
     Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. Cost of sales was $68,654 for the three months ended June 30, 2005, down from $91,290 for the three months ended June 30, 2004. Gross margins increased on a percentage basis to 62% for the second quarter of 2005 from 58% for the second quarter of 2004, primarily attributable to high gross margins for our recently terminated contract with Pioneer Corporation.

     Operating Expenses
     Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $3,160 and $11,573 for the quarters ended June 30, 2005 and 2004, respectively. As a percentage of Tools sales, product support expenses were 5% and 9% for the second quarters of 2005 and 2004, respectively. This decrease is primarily attributable to our shrinking base of Tools customers, and the placement of our primary Tools employee on a commission-based compensation structure.
     Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $10,951 and $30,393 for the quarters ended June 30, 2005 and 2004, respectively. This decrease is primarily due to the placement of our primary Tools employee on a commission-based compensation structure
     Sales and marketing expenses consist primarily of compensation and benefits and other public relations and marketing costs. Sales and marketing expenses were $42,011 and $46,635 for the quarters ended June 30, 2005 and 2004, respectively, largely unchanged over the year.
     General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $125,877 and $92,337 for the quarters ended June 30, 2005 and 2004, respectively. This increase is primarily due to the increased expenses, including professional fees, associated with our plan of reorganization. We anticipate that general and administrative expenses will increase in coming quarters, due to increased expenses associated with the acquisition of the TakeCareofIT operations..
     Interest Expense
     Interest expense was $696 for the quarter ended June 30, 2005, compared to $202 for the quarter ended June 30 2004.
     Provision For Income Taxes
     We recorded a $1,201 tax provision for the quarter ended June 30, 2005 and no tax provision for the quarter ended June 30, 2004, due to the availability of net operating loss carryforwards.
     Net Income (Loss)
     Net loss was $69,199 for the quarter ended June 30, 2005, compared to a net loss of $52,572 for the quarter ended June 30, 2004.
     Liquidity And Capital Resources
     At June 30, 2005, we had cash of $51,229 compared to $27,025 at June 30, 2004. Our capital requirements have been reduced significantly from previous quarters based on cost reductions. At June 30, 2005, the principal source of liquidity for the Company was $51,229 of cash. During the quarter ended March 31, 2005, we also issued an interest bearing note to a third party, which is described in NOTE E — NOTES PAYABLE to our financial statements, from which we have borrowed $80,590 out of a possible $100,000 available from the note as of June 30 2005
     Cash used by operating activities was $83,509 for the six months ended June 30, 2005 and cash used by operating activities was $12,747 for the six months ended June 30, 2004.
     Cash used in investing activities for the six months ended June 30, 2005 and 2004 was $378,739 and $0, respectively.
     The Company previously announced plans to acquire for cash the business of TakeCareofIT Holdings Ltd. As of June 30, 2005, we have provided this company with a bridge loan of to $378,739, at commercial terms, in order to facilitate that company’s business. TakeCareofIT is a startup company, and the loan is not secured by any assets of the company. Although based on the business plan and financial projections provided by management of TakeCareofIT, the company believes that the business will be able to repay the loan, there is no track record such that such repayment can be assured. The entire principal of the loan is at risk and may not be recoverable from TakeCareofIT.

     Cash provided by financing activities for the six months ended June 30, 2005 and 2004 was $469,748 and $0, respectively. The source funds were a Note that we issued, which is described in NOTE E — NOTES PAYABLE to our financial statements, as well as the issuance of our Series A preferred stock, described in NOTE G — PREFERRED STOCK.
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
     On March 29, 2005, Duncan Kennedy resigned as our Chief Executive Officer and was replaced by J. Glenn Pogue. On May 5, 2005, Robert Davidorf resigned as our Chief Financial Officer and was replaced by Dr. David C. Hayes, PhD. Mr. Davidorf continued as a director of the Company until June 23, 2005, when he resigned as a director to concentrate on his duties as CEO of the company’s wholly owned subsidiary, Tribeworks Development Corporation. Mr. Peter Jacobson was appointed as a director on June 23, 2005. Mr. Jacobson is currently director of Sales and Marketing for TakeCareofIT Limited. On August 19, 2005, at our annual general meeting, our shareholders elected W. Gordon Blankstein, Robert C. Gardner, Robert Altinger, David C. Hayes, and Peter B. Jacobson as directors of the Company. Peter Jacobson was thereafter elected by our board to serve as the Company’s Chief Executive Officer. Other than the foregoing, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company completed a private placement of 818,000 shares of its Series A Convertible Redeemable Preferred Stock, stated value $0.50 per share (the “Shares”) on June 24, 2005. The Series A Preferred Stock has a stated value of $0.50 per share and ranks prior to all of the Company’s common stock, par value $0.0004 per share (the “Common Stock”) with respect to dividends and distribution of assets upon liquidation of the Company, whether voluntary or involuntary. Holders of Series A Preferred Stock will receive annual cumulative dividends equal to ten percent (10%) of the aggregate Liquidation Preference (which shall be the stated value of the Series A Preferred Stock, plus accrued but unpaid dividends, if any) per share of Series A Preferred Stock. Accrued dividends with respect to each share of Series A Preferred Stock are payable either in cash or in shares of Common Stock, at the Company’s sole option.
     Each Share is convertible at the sole option of the Company into one (1) fully paid and non-assessable share of Common Stock. At any time after issuance, the Company may redeem all, but not less than all, of the outstanding shares of Series A Preferred Stock for $0.50 per share plus any accrued but unpaid dividends thereon. The holders of Series A Preferred Stock may elect to convert their shares after receipt of a notice of redemption from the Company until the close of business on the business day prior to the redemption date specified by the Company in the redemption notice. Such redemption notice must be delivered by the Company to the holders of the outstanding shares of Series A Preferred Stock at least 30 days prior to the redemption date specified by the Company in the redemption notice. The conversion ratio for the Series A Preferred Stock is one share of Common Stock for each share of Series A Preferred Stock so converted. At any time after issuance, the Company may, at its sole option, also force the holders of the Series A Preferred Stock to convert their shares of Series A Preferred Stock into Common Stock on a 1:1 conversion ratio.
     In the event of conversion of the outstanding shares of Series A Preferred Stock, the Company is obligated to issue to each holder of then outstanding Series A Preferred Stock a one year warrant to purchase one (1) share of Common Stock at a strike price of $1.00 per share for each two (2) shares of Series A Preferred Stock so converted.
Item 6. Exhibits and Reports on Form 8-K.
(a)	The following exhibits are included in this report or incorporated by reference into this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1	Promissory Note dated June 24, 2005 with TakeCareofIT, Ltd. as Maker and payable to Tribeworks, Inc.
(b)	The following reports on Form 8-K were filed during the quarter ended June 30, 2005:
     Current Report on Form 8-K (Item 5.02) was filed with the Securities and Exchange Commission on May 11, 2005.
     Current Report on Form 8-K (Items 1.01, 3.02 and 5.02) was filed with the Securities and Exchange Commission on June 29, 2005.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tribeworks, Inc., a Delaware corporation
Date: August 29, 2005	/s/ PETER JACOBSON
Peter Jacobson
Chief Executive Officer

/s/ DAVID C. HAYES
David C. Hayes
Chief Financial Officer

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
99.1	Promissory Note dated June 24, 2005 with TakeCareofIT, Ltd. as Maker and payable to Tribeworks, Inc.