Form 10QSB
period 2005-09-30
TRIBEWORKS INC
filed 2005-11-16
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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

TRIBEWORKS, INC.
THIRD QUARTER 2005 REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2005

Current Assets
Cash	$7,271
Accounts receivable, net of allowance for doubtful accounts of $1,500	44,559
Loan advance to TakeCareofIT Holdings Ltd	715,204
Prepaid expenses	15,199

TOTAL CURRENT ASSETS	786,415

Other Assets
Equipment, net of accumulated depreciation of $51,526	766

TOTAL ASSETS	$787,181

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$237,216
Accrued expenses	175,762
Due to shareholders	6,232
Billings in excess of costs and estimated earnings on uncompleted contracts	—
Note payables	175,175
Deferred revenue	38,513

TOTAL CURRENT LIABILITIES	632,898

Stockholders’ Deficit
Preferred stock: $.0004 par value, 10,000,000 shares authorized
— Series A Preferred Stock, stated value $0.50 per share, 818,000 issued and outstanding	409,000
— Series B Preferred Stock, stated value $0.50 per share, 84,000 issued and outstanding	42,000
Common stock: $.0004 par value, 200,000,000 shares authorized, 1,569,552 shares issued and outstanding	1,883
Additional paid-in capital	3,035,364
Stock subscribed for and not yet issued	284,950
Unearned compensation	—
Accumulated deficit	(3,618,914)

TOTAL STOCKHOLDERS’ DEFICIT	154,283

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$787,181

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended		Nine Months Ended
	September 30,		September 30
	2005	2004	2005	2004

REVENUES	$95,825	$112,089	$497,439	$619,742

COST OF SALES	37,411	32,648	166,980	239,938

GROSS PROFIT	58,414	79,441	330,459	379,804

OPERATING EXPENSES
Product support	5,302	12,384	10,837	33,091
Product development	14,360	16,914	33,295	82,938
Sales and marketing	27,391	65,300	107,724	161,148
General and administrative	95,326	75,215	287,823	285,505

	142,379	169,813	439,679	562,682

INCOME (LOSS) FROM OPERATIONS	(83,965)	(90,372)	(109,220)	(182,878)

OTHER INCOME (EXPENSE)

Interest expense	(3,038)	(51)	(3,821)	(792)
Interest income	10,468	—	10,468	—
Other Income			850

	7,430	(51)	7,497	(792)

INCOME (LOSS) BEFORE INCOME TAXES	(76,535)	(90,423)	(101,723)	(183,670)

INCOME TAXES	—	—	1,201	—

NET INCOME (LOSS)	$(76,535)	$(90,423)	$(102,924)	$(183,670)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.05)	$(0.06)	$(0.07)	$(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	1,569,552	1,569,552	1,569,552	1,569,552

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(102,924)	$(183,670)

Adjustments:
Depreciation	924	924
Amortization of unearned compensation	—	3,369
Changes in:
Accounts receivable	(11,918)	114,204
Costs and estimated earnings in excess of billings on uncompleted contracts	—	23,643
Prepaid expenses	22,379	38,984
Accounts payable	(10,487)	28,050
Accrued expenses	40,875	85,505
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	(76,698)	(145,745)

Total adjustments	(34,924)	148,934

Net cash used by operating activities	(137,849)	(34,736)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	—	—
Loan advance	(725,672)	—

Net cash used by investing activities	(725,672)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock and proposed new common stock	735,589	—
Proceeds from issuance of note payable	91,474	—

Net cash provided by financing activities	827,063	—

NET INCREASE (DECREASE) IN CASH	(36,458)	(34,736)

CASH, BEGINNING OF PERIOD	43,729	39,772

CASH, END OF PERIOD	$7,271	$5,036

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
     NOTE A — PRINCIPLES OF PRESENTATION
     The accompanying unaudited financial statements of Tribeworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of September 30, 2005, and its results of operations and cash flows for the nine months ended September 30, 2005 and 2004 have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.
     NOTE B — NATURE OF BUSINESS
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
     NOTE C — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Consolidation
     The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, Tribeworks Development Corporation (“TDC”) and Tribeworks Japan Limited through the third quarter of 2004, the date of the termination of Tribeworks Japan Limited. All material intercompany transactions have been eliminated.
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
     Accounts Receivable
     Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $44,559 at September 30, 2005. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable to consider the collectability of each account.

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
     NOTE C — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
     Customer Concentrations
     For the three months ended September 30, 2005, three customers accounted for 15%, 15% and 11% of total revenues, respectively. For the three months ended September 30, 2004, three customers accounted for 21%, 6% and 3% of total revenues, respectively.
     Revenues from international customers were approximately 49% and 52% of total revenues for the three months ended September 30, 2005 and 2004, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 15% and 26% of revenues for the three months ended September 30, 2005 and 2004, respectively, were generated from Japanese customers.
     Technology License
     The Company’s principal business activity continues to focus on the commercialization of iShell, which was developed by an officer and director of the Company and an affiliate of the Company. In November 1999, the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 75,758 shares of common stock at an exercise price of $1.32 per share, valued at $30,000. The $130,000 cost was fully amortized at December 31, 2002.
     Revenue Recognition
     Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.
     Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on custom development services are generally recognized under the percentage-of-completion method of accounting using a cost-to-cost methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses is recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have been met, revenue is recognized as payments from customers are received.
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

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
     NOTE C — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

	Three Months Ended
	September 30
	2005	2004
Net income (loss), as reported	$(76,535)	$(90,423)

Add: Stock-based compensation expense included in net income or loss, no tax effect	—	—

Deduct: Total stock-based compensation expense determined under fair value method for all awards, no tax effect	—	—

Pro forma net income (loss)	$(76,535)	$(90,423)

Net income (loss) per share, basic and diluted:

As reported	$(0.05)	$(0.06)

Pro forma	$(0.05)	$(0.06)

     We did not grant any warrants or options to purchase shares of the Company’s Common Stock during the three months ended September 30, 2005.
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
     Net Earnings (Loss) Per Common Share
     Basic earnings per share (“EPS”) is computed based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of common shares and potential common share equivalents outstanding. Potential common share equivalents are those related to stock options and warrants. However, such potential common share equivalents would have no effect on diluted earnings per share in 2005 and 2004. Therefore, basic and diluted earnings per share is the same for the three months ended September 30, 2005 and 2004 but have been adjusted for the 1 for 3 reverse stock split (consolidation).
     NOTE D — GOING CONCERN
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported a net loss during the quarter ended September 30, 2005, and reported a net loss during 2004. While the company has now overcome its working capital and an equity deficiencies reported in prior periods, further capital is required to finance the Company’s operations. However, the Company remains in default on a note payable to the extent of $175,175 and the Company also has deferred payment of certain accounts payable and accrued expenses. There can be no assurance that the Company will be able to obtain additional financing.

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
     NOTE D — GOING CONCERN (CONTINUED)
     In light of the Company’s financial condition, on March 30, 2005, the Company announced on April 27, 2005 a plan of reorganization, which was described in NOTE L — SUBSEQUENT EVENTS to the financial statements in the Company’s 2004 Annual Report on Form 10-KSB.
     In view of the matters described, there is substantial doubt about the Company’s ability to continue as a going concern unless the placement of new equity described above is successful. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheet is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to raise new equity and meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     NOTE E — NOTES PAYABLE
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
     On March 30, 2005, the Company announced a plan of reorganization, intended to allow the Company to maintain its public reporting requirements, reduce its debt, and explore new business directions. The plan of reorganization includes the transfer of most assets and liabilities to the registrant’s operating subsidiary, Tribeworks Development Corporation, and possible sale of the subsidiary to current management or others. After further development, the plan is expected to be submitted to shareholders for a vote. A Note in an amount of up to $100,000 was entered into as of March 29, 2005 to help cover reorganization costs. The funds received under the note are being held in escrow and are released from escrow only as applicable expenses are incurred. As of September 30, 2005, the Company had borrowed $85,175 against this Note. There can be no assurance that management will be successful in implementing its plans.
     NOTE F — FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s financial instruments include cash and receivables for which the Company believes that the fair value approximates their carrying amounts. It was impracticable to estimate the fair value of the other financial instruments because of the financial position and results of operations of the Company.

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005
     NOTE G — PREFERRED STOCK AND COMMON STOCK ISSUANCE
     The Company raised $42,000 by the private placement of 84,000 shares of Series B Preferred Stock (the “Series B Stock”), with a stated value of $0.50 per share (the “Stated Value”) in October 2005. Each share is fully convertible on a one-for-one basis into shares of common stocks of the Company at the discretion of the Company’s board of directors. Upon conversion into common shares each stockholder will receive one (1) warrant for every two (2) new common shares to subscribe for common shares in the Company at $1.00 per common share within one year. The Series B Stock is entitled to an annual cumulative dividend of 10% of the Stated Value from the date of issuance and can be redeemed at face plus accumulated dividends by the Company at any time by giving the required notice.
     Subsequent to the Company’s Annual General Meeting (“AGM”) held on August 19, 2005, where the Company’s shareholders approved the private placement of up to 19,000,000 post-consolidation shares of common stock at a price of $0.01 per share, the subscription monies of $190,000 were received and subsequent to September 30, 2005 the 19,000,000 common shares that relate to these subscription monies were issued.
     Additionally, during the quarter ended September 30, 2005, $85,000 of subscription monies was received by the Company to subscribe for 190,000 common shares at value of $0.50 per share and the subscribers will receive one (1) warrant for every two (2) new common shares purchased to purchase one common share in the Company at $1.00 per common share within one year of these new common shares being issued. A further $25,000 was received subsequent to September 30, 2005 on the same terms and the total 220,000 common shares with warrants are currently in the process of being issued.
     Following the 2005 reverse stock split and the issue and conversion of the above Series B Stock issues (but without the conversion of any warrants yet to be issued) the fully diluted capital of the Company will be 21,691,552 common shares.
     NOTE H — REVERSE STOCK SPLITS
     On March 24, 2004, the Board of Directors authorized a one-for-four reverse stock split of the Company’s common stock. The reverse split became effective on June 4, 2004, thereby reducing the number of common shares outstanding by 75% and increasing the par value to $0.0004.
     To facilitate the reorganization and redirection of the Company as announced on April 27,2005, the Company proposed to consolidate its issued and outstanding shares of common stock on a 1-for-3 basis, such that post consolidation there will be 1,569,552 shares issued and outstanding. The share consolidation was approved at the company’s AGM held on August 19, 2005.
     All references in the accompanying consolidated financial statements to the number of common shares, number and exercise price of stock options and stock warrants, and per share amounts for the periods prior to the reverse stock split have been restated to reflect the reverse stock splits.
     NOTE I — DEFERRED COMPENSATION ARRANGEMENT
     Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the executive officers, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company’s common stock for the 20 trading days previous to the election date. The Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period causes the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock is no longer owed. At March 31, 2005, the Company had recorded accrued but unpaid salary related to this arrangement of approximately $99,000. On March 29, 2005, the accrued salary under this arrangement, along with all of the Company’s material assets and other material liabilities, excluding liabilities totalling approximately $136,000, were assigned to the Company’s wholly-owned subsidiary, Tribeworks Development Corporation.
     NOTE J — SUBSEQUENT EVENTS TO THE AGM AND THE PERIOD END
     David Hayes resigned as a Director and CFO on September 22, 2005 and was replaced that day by B S P (Paddy) Marra as CFO.

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
     FINANCIAL CONDITION
     We experienced a net loss of $76,535 for the quarter ended September 30, 2005. We closed the quarter with a working capital surplus of $153,517 and an equity surplus of $154,283. However, these surpluses must be considered in the light of the reorganization plan announced on March 30, 2005, which is intended to allow us to maintain our public reporting requirements and explore new business directions and the fact that $725,672 of the new equity raised has been loaned to TakeCareofIT Holdings Limited.
     Our current business strategy for the previous business stream has proven to be of insufficient scope and profitability to sustain a viable public company, and we have decided to instead pursue a plan of reorganization that has the potential to be larger in scope and more profitable than our prior business.
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
     In addition, we previously announced our intention to enter into the business of providing external Information Technology (IT) application support services for organizations with large IT functions. To enter into this business, we announced plans to acquire, for cash, TakeCareofIT Holdings Limited, doing business as Atlas Technology Group (Atlas), a Malta Corporation that has recently been established to provide such services. It is the Company’s intention to complete the acquisition of TakeCareofIT Holdings Limited during 2005.
     We sell our present software and generate revenues through two main distribution channels: the graphics software tools business and the enterprise application development business. Tools customers, usually graphics industry professionals, license our iShell® branded multimedia application authoring tools, iShell or iShell Mobile, by purchasing the software via our online store or via telephone with one of our sales representatives. Tools customers either buy our software with a permanent license or pay an annual subscription fee that includes a license to use our software and free software upgrades.

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
     RESULTS OF OPERATIONS
     Revenues
     Total revenues were $95,825 for the three months ended September 30, 2005, a decrease of 14.5% compared to total revenues of $112,089 for the three months ended September 30, 2004.
     The Tools Business, which primarily includes sales of commercial or educational use of our iShell 4, iShell Mobile, and Kinoma Media Album software, and sales of books and third party plug-ins, decreased by 35% to $43,457 for the third quarter of 2005, compared to $67,172 for the third quarter of 2004. We believe that the primary reason for this significant decrease was the loss of our primary Tools salesperson on December 15, 2004. We are planning to hire a new salesman, whose salary will be primarily commission-based.
     The Enterprise business increased in the third quarter of 2005 by 16.5% to $52,368 compared with $44,917 for the third quarter of 2004. Enterprise revenues for the third quarter of 2005 consisted of $50,829 in consulting revenues and $1,540 in licensing revenues, compared with $39,217 in consulting revenues and $5,700 in licensing revenues for the third quarter of 2004
     International revenues, which consist of sales to foreign customers, represented 49% of revenues for the third quarter of 2005, compared to 52% of revenues for the third quarter of 2004. Revenues from Japanese customers decreased to 15% of total revenues for the third quarter of 2005 from 26% for the third quarter of 2004.
     Cost Of Sales
     Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfilment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. Cost of sales was $37,411 for the three months ended September 30, 2005, up from $32,648 for the three months ended September 30, 2004. Gross margins decreased on a percentage basis to 61% for the third quarter of 2005 from 71% for the third quarter of 2004, primarily attributable to the loss of the high gross margins for our recently terminated contract with Pioneer Corporation.

     Operating Expenses
     Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $5,302 and $12,384 for the quarters ended September 30, 2005 and 2004, respectively. As a percentage of Tools sales, product support expenses were 12% and 18% for the third quarters of 2005 and 2004, respectively. This decrease is primarily attributable to our shrinking base of Tools customers, and the placement of our primary Tools employee on a commission-based compensation structure.
     Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses were $14,360 and $16,914 for the quarters ended September 30, 2005 and 2004, respectively. This decrease is primarily due to the placement of our primary Tools employee on a commission-based compensation structure.
     Sales and marketing expenses consist primarily of compensation and benefits and other public relations and marketing costs. Sales and marketing expenses were $27,391 and $65,300 for the quarters ended September 30, 2005 and 2004, respectively. This decrease is primarily due to the placement of our primary Tools employee on a commission-based compensation structure.
     General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $95,326 and $75,215 for the quarters ended September 30, 2005 and 2004, respectively. This increase is primarily due to the increased expenses, including professional fees, associated with our plan of reorganization. We anticipate that general and administrative expenses will increase in coming quarters, due to increased expenses associated with the acquisition of the Atlas operations.
     Interest Expense and Income
     Interest expense was $3,038 for the quarter ended September 30, 2005, compared to $51 for the quarter ended September 30 2004. Interest of $10,468 has been accrued on the advances made to TakeCareofIT Holdings Ltd.
     Provision For Income Taxes
     We recorded no tax provision for the quarter ended September 30, 2005 and no tax provision for the quarter ended September 30, 2004, due to the losses being recorded for the period and the availability of net operating loss carryforwards.
     Net Income (Loss)
     Net loss was $76,535 for the quarter ended September 30, 2005, compared to a net loss of $90,423 for the quarter ended September 30, 2004.
     Liquidity And Capital Resources
     At September 30, 2005, we had cash of $7,271 compared to $51,229 at June 30, 2005 and compared to $43,729 at December 31, 2004.
     Since the announcement of our reorganisation plan on April 27, 2005 to acquire the Atlas Technology Group (“Atlas”), $735,589 of new equity has been raised and $715,204 (plus accrued interest of $10,468) of this has been loaned to TakeCareofIT Holdings Limited (which trades as Atlas) on commercial terms to complete the software development and to purchase the equipment required to get this new business stream up and running before year end. Atlas is a startup company, and the loan is not secured by any assets of the company. Although based on the business plan and financial projections provided by management of Atlas, the Company believes that the business will be able to repay the loan from future revenues, but as yet there is no track record such that repayment can be assured. The entire principal and interest of the loan is at risk and may not be recoverable from Atlas.
     The capital requirements of the original base Tribeworks business have been reduced significantly from previous quarters based on cost reductions. At September 30, 2005, the principal source of liquidity for this part of the Company is the collection of accounts receivable for sales from that business.
     During the quarter ended March 31, 2005, we also issued an interest bearing note to a third party, which is described in NOTE E — NOTES PAYABLE to our financial statements, from which we have borrowed $90,474 out of a possible $100,000 available from the note as of September 30, 2005
     Cash used by operating activities was $148,317 for the nine months ended September 30, 2005 and cash used by operating activities was $34,736 for the nine months ended September 30, 2004. The increased level reflects in part the development of the new business stream.
     Cash used in investing activities for the nine months ended September 30, 2005 and 2004 was $715,204 and $0, respectively.

     Cash provided by financing activities for the nine months ended September 30, 2005 and 2004 was $827,063 and $0, respectively. The primary source of these funds was new equity as detailed NOTE G — PREFERRED STOCK AND COMMON STOCK ISSUANCE.
     We cannot make assurances that we will be profitable and that we will be successful in raising the new equity to complete developing and building the proposed new business stream. In addition, the inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations, and financial condition.
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

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     The Company completed a private placement of 84,000 shares of its Series B Convertible Redeemable Preferred Stock, with a stated value $0.50 per share (the “Series B Preferred Stock”). The Series B Preferred Stock are convertible into 84,000 shares of Common Stock and rank prior to all of the Company’s Common Stock, par value $0.0004 per share (the “Common Stock”) with respect to dividends and distribution of assets upon liquidation of the Company, whether voluntary or involuntary.
     Holders of Series B Preferred Stock will receive annual cumulative dividends equal to ten percent (10%) of the aggregate Liquidation Preference (which shall be the stated value of the Series B Preferred Stock, plus accrued but unpaid dividends, if any) per share of Series B Preferred Stock. Accrued dividends with respect to each share of Series B Preferred Stock are payable either in cash or in shares of Common Stock, at the Company’s sole option.
     Each share of Preferred Stock is convertible at the sole option of the Company into one (1) fully paid and non-assessable share of Common Stock. At any time after issuance, the Company may redeem all, but not less than all, of the outstanding shares of Series B Preferred Stock for $0.50 per share plus any accrued but unpaid dividends thereon. The holders of Series B Preferred Stock may elect to convert their shares after receipt of a notice of redemption from the Company until the close of business on the business day prior to the redemption date specified by the Company in the redemption notice. Such redemption notice must be delivered by the Company to the holders of the outstanding shares of Series B Preferred Stock at least 30 days prior to the redemption date specified by the Company in the redemption notice. The conversion ratio for Series B Preferred Stock is one share of Common Stock for each share of Series B Preferred Stock so converted. At any time after issuance, the Company may, at its sole option, also force the holders of the Series B Preferred Stock to convert their shares of Series B Preferred Stock into Common Stock on a 1:1 conversion ratio.
     In the event of conversion of the outstanding shares of Series B Preferred Stock, the Company is obligated to issue to each holder of then outstanding Series B Preferred Stock a one year warrant to purchase one (1) share of Common Stock at a strike price of $1.00 per share for each two (2) shares of Series B Preferred Stock so converted.
Item 6. Exhibits and Reports on Form 8-K.
(a) The following exhibits are included in this report or incorporated by reference into this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
(b) The following reports on Form 8-K were filed during the quarter ended September 30, 2005:

5.02	Form 8-K dated August 23, 2005 re: change in Certifying Accountants as per Note J

5.02	Form 8-K dated September 28, 2005 re: resignation of David C. Hayes as CFO and appointment of B.S.P. Marra as CFO as per Note J

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tribeworks, Inc.,
a Delaware corporation

Date: November 15, 2005	/s/ PETER JACOBSON

Peter Jacobson
Chief Executive Officer

/s/ BYRAN S P MARRA

Byran S P Marra
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