Form 10KSB
period 2005-12-31
TRIBEWORKS INC
filed 2006-04-17
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM N/A TO N/A

COMMISSION FILE NUMBER: 000-28675

TRIBEWORKS, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	94-3370795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 VIA QUITO NEWPORT BEACH, CA 92663
(Address of principal executive offices) (zip code) Issuer’s Telephone Number, Including Area Code: (949) 274-3633

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK, par value $0.0004 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒   NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer’s revenues for its most recent fiscal year. $593,595

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 13, 2006 was approximately $16,582,997 based upon the closing price per share of the Common stock of $1.60 on that date.

There were 21,607,555 shares of the registrant’s Common Stock issued and outstanding as of March 31, 2006.

Transitional Small Business Disclosure Format (check one) YES   ☐    NO  ☒

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

Overview

Our main business during 2005 was the sale of software and we generate revenues through two main distribution channels: the graphics software tools business and the enterprise application development business.

Tools customers, usually graphics industry professionals, license our iShell® branded multimedia application authoring tools, iShell® or iShell Mobile, by purchasing the software via our online store or via telephone with one of our sales representatives. Tools customers either buy our software with a permanent license or pay an annual subscription fee that includes a license to use our software and free software upgrades. Kinoma Media Album (KMA), our first consumer multimedia tool, is sold through three online stores: Kinoma.com, Handango.com and PalmGear.com.

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

In our Enterprise business, most of our customers are large corporations that require development of custom multimedia tools or complex multimedia applications. Enterprise customers usually pay for consulting services performed by Tribeworks’ employees and subcontractors. Certain Enterprise customers also license our software, usually for a fixed fee or on a per unit basis. As evidenced by results for the second half of the year, we generally anticipate Enterprise business growth, particularly Enterprise consulting revenues, to be less predictable and “bumpier” than our Tools business revenues in the foreseeable future, and this could impact whether or not we will be profitable on a quarter-to-quarter and annual basis. The primary reason is that our Enterprise business has a smaller number of customers.

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

We experienced a net loss of $1,249,535 for the year ended December 31, 2005 and we closed the quarter and year with a working capital deficit of $660,073 and an equity deficit of $658,161. As announced on March 30, 2005 the previous business stream has proven to be of insufficient in scope and profitability to sustain a viable public company, and we have decided to instead pursue a plan of reorganization that has the potential to be larger in scope and more profitable than our prior business.

The plan of reorganization that our board previously approved included the transfer of most assets and liabilities (including the accrued salary obligations described in NOTE K to our financial statements included herewith) to our operating subsidiary, Tribeworks Development Corporation (“TDC”), and to sell the subsidiary to current and former members of our management or others.

On January 20, 2006 the Company acquired TakeCareofIT Holdings Ltd., doing business as Atlas Technology Group (Atlas), a Malta Corporation that was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions.

Atlas has it head office in Malta with a subsidiary office in Wellington, New Zealand and a data center in Seattle. Atlas has 11 employees and 3 working directors.

Atlas Technology Group™ plans to become a leading Information Technology (IT) outsourcing support company for custom software applications worldwide.

Atlas is in the business of providing custom, outsourced, application software support services to its customers. These will range from supporting specialized networks and single applications to providing the entire IT infrastructure management for customers who want to outsource everything and focus on their core business. In partnership with other IT development consultancies, a fully outsourced IT capability can be provided, with hard performance metrics and predictable costs.

The company is leveraging the recent advances in software, monitoring systems, and communications, to build a new, leading edge, global support infrastructure, providing 24X7 software support to large and medium sized companies. The new application on-boarding and monitoring processes should allow for dramatic cost savings over existing legacy IT service providers.

The services offerings will be worldwide, with the majority of the targeted customers having multi- national operations. It is intended to be a highly distributable venture, able to place people in the best possible locations, yet offering a seamless service offering across geographies.

The initial support centers are based in Malta, with the second support center in New Zealand, creating a “follow-the-sun”, 24 hour coverage. As business grows, third and fourth locations are projected to increase capacity, as needed. State of the art VoIP, Call Tracking and Monitoring technology provide each employee with the leverage needed to maximize support delivery to the fullest possible extent.

Two central data center locations will also be established to run the required infrastructure. All Of these servers will be in a secure, fully redundant configuration, and have on-demand high bandwidth available, as well as onsite backup and hands-on support services.

This is discussed further in Note N (- Subsequent Events) to the Consolidated Financial Statements and below.

We are currently a fully reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, and our common stock is quoted on the OTC Bulletin Board under the symbol TWKS.OB

Products and Services

Tools Business

Our Tools business in 2005 was focused on direct sales of licenses and bundled support services to our proprietary graphical software application, iShell®, and complementary products such as software plug-ins and product documentation. For the year ended December 31, 2005, the Tools business accounted for 27% of total revenues.

iShell® is a graphical software application that allows creation of interactive rich-media applications. Applications can be deployed via the Internet, a CD-ROM, a kiosk (interactive retail display), or a combination thereof. iShell offers the ability to reuse common interactive elements in an expandable, drag-and-drop, object-oriented environment that can save significant production time for developers. iShell has been released for Windows and Macintosh operating systems.

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

We attract new iShell and iShell Mobile customers primarily through our websites, www.tribeworks.com and www.iShell.com, where iShell and iShell Mobile can be downloaded for trial use. Potential Tools customers register on our website and provide contact information which we use to attempt to convert them to paying customers.

iShell® customers either buy our software with a permanent license or pay an annual subscription fee that includes a license to use our software and customer support services. iShell Mobile and Kinoma Media Album customers buy our software with a permanent license. No subscriptions are currently available for iShell Mobile or Kinoma Media Album.

Enterprise Business

Enterprise customers are large companies and other entities that require development of customized multimedia authoring tools or multimedia applications or presentations. For the year ended December 31, 2005, the Enterprise business accounted for 73% of our total revenues.

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

During 2005, one customer accounted for 42% of our Enterprise revenue. Our relationship with this customer is described below:

Pioneer Corporation, a consumer electronics company with more than 30,000 employees and more than $5 billion (USD) in sales, has been a customer since 2000. Under the contracts that were active during 2004 and 2005, we performed software engineering services for Pioneer for the development of software products that allow users to create and manage multimedia content for next generation digital signs. The main part of this work was completed during the second quarter of 2005 and since then there has only revenue from some residual and maintenance activities.

We do not have a dedicated sales force for our Enterprise business, as our TDC officers serve the role of salesmen and account managers for prospective and current Enterprise customers. During 2004 and 2005, the primary thrust of our Enterprise sales efforts was to secure new relationships and contracts with mobile device manufacturers and carriers, which we view as our primary targets for future Enterprise revenue growth if we decide to continue this business.

IT Support Services

Atlas is in the business of providing custom, outsourced, application software support services to its customers. These will range from supporting specialized networks and single applications to providing the entire IT infrastructure management for customers who want to outsource everything and focus on their core business. In partnership with other IT development consultancies, a fully outsourced IT capability can be provided, with hard performance metrics and predictable costs.

Atlas is leveraging the recent advances in software, monitoring systems, and communications, to build a new, leading edge, global support infrastructure, providing 24x7 software support to large and medium sized companies. The new application on-boarding and monitoring processes should allow for dramatic cost savings over existing legacy IT service providers. The services offerings will be worldwide, with the majority of the targeted customers having multi-national operations. It is intended to be a highly distributable venture, able to place people in the best possible locations, yet offering a seamless service offering across geographies.

The initial support centers are based in Malta, with the second support center in New Zealand, creating a “follow-the-sun”, 24 hour coverage. As business grows, third and fourth locations are projected to increase capacity, as needed. State of the art VoIP, Call Tracking and Monitoring technology provide each employee with the leverage needed to maximize support delivery to the fullest possible extent.

Product Development

Our iShell products and services enable our customers to save time and cost building and deploying rich-media applications. We believe that our future success depends on our ability to enhance existing products and develop and introduce new products on a timely basis. We maintain an internal staff to develop the software that we market and sell to customers. A significant portion of our software is created as a result of work that we perform for our Enterprise customers. To date, we have structured our contracts with Enterprise customers so that we retain most intellectual property rights in the software that we develop for them. Due to the changing technological environment for computer systems and other electronic devices, we continue to adapt our products to new hardware and software platforms and to embrace emerging technology standards. For the years ended December 31, 2005 and 2004, iShell product development expenditures were $39,900 and $94,387, respectively and in addition we spent $1,101,131 on product development for the IT Support system being developed by Atlas during the year ended December 31, 2005, bringing the total to $1,141,031.

Atlas has developed and is now testing a suite of software including its unique on-boarding and monitoring processes which allow for dramatic cost savings over existing legacy IT service providers. The company is leveraging the recent advances in software, monitoring systems, and communications, to build a new, leading edge, global support infrastructure, providing 24x7 software support to large and medium sized companies for their custom software applications worldwide.

Technical Support and Education

We provide technical support to purchasers of iShell subscriptions, which include rapid response to support questions via discussion lists. We are able to limit expenditures for customer support because subscribers are able to answer most questions for one another through discussion lists.

We also hold periodic training sessions in San Francisco and in other locations, where we teach new and existing iShell users about our products and latest product developments.

Competition

Our present iShell based business competes in markets that are intensely competitive, highly fragmented, and rapidly changing. We have experienced increased competition from current and potential competitors, many of which are larger and more profitable and as a result have greater technical, marketing, and other resources. We expect the competition will continue, and we will compete with the major graphics and multimedia software tools companies, as well as service companies building custom multimedia applications for corporate clients. We believe that the primary competitive factors in providing multimedia software applications to businesses and educational institutions are ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. Our success will depend on our ability to provide quality development tools and value-added services, including:

-	Augmenting the ability of the software application to function on different hardware platforms and operating systems, such as Windows and Macintosh environments
-	Delivery of our software to new devices such as mobile phones and personal digital assistants (PDA’s)
-	Providing flexibility in the degree and level of customization of software applications
-	Increasing product functionality and system performance
-	Improving quality of product
-	Reducing total cost of product development
-	Improving sales and distribution efficiency
-	Improving brand name recognition; and
-	Providing high quality professional support services.

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

In the case of Atlas, there are a large number of traditional consultancies endeavoring to compete in this space, including IBM Global Services, HP, EDS, and Accenture as well as a number of smaller independents. The industry is broken down into three segments; first are the hardware manufacturers that provide additional IT services; second, are the large pure-play IT service providers targeting Fortune 500 companies, and third are smaller independent companies that generally specialize in specific local markets.

The largest firms in terms of 2005 revenue are IBM with total sales of $91.1 billion, of which approximately one half, or $44 billion, represents services, and of this amount approximately $17.1 billion is outsourcing services. Outsourcing is IBM’s fastest growing business segment and is growing at 17% annually, or almost double the rate of the overall company.

HP is the second largest in terms of revenue, with $87.9 billion in total 2005 revenues, of which approximately $14 billion is services including IT outsourcing, and which is growing at an annual rate of 22%. HP is currently very interested in a new service offering, based on ITIL standards, for custom application support. It is expected that they will release this new service offering to market during 2006. This offering is expected to be a reasonably close fit to the custom support Atlas intends to offer.

The pure-play IT service providers, with 90% or more of their revenues coming from IT support services, include EDS, with $19.8 billion in revenue, Computer Sciences Corporation with $14.6 billion, Accenture with $17.8 billion, and Bearingpoint with $3.4 billion in 2005 revenues.

The improvement of infrastructure has meant the introduction of the third group to the competitive picture, notably in India, where Wipro and Infosys are beginning to provide support services and call centers. Many hosting providers are also trying to offer ASP services as an add-on. There are other more regional players, such as Wavex and Motive that are also targeting the SME market.

In addition, we believe that the single biggest competitive factor is entrenched in-house support groups. In fact, we believe that we will be competing with in-house support groups rather than external competitors in over 90% of competitive cases.

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

Proprietary Rights

We rely on a combination of copyright laws, trademark laws, contract laws, and other intellectual property protection methods to protect our technology, including our logo and the names “Tribeworks” and “iShell” in the United States and other countries and equally we will be relying on the Atlas name for the new business stream. We believe that our trademarks and the use of material in our website are protected under current provisions of copyright law, although legal rights to Internet content and commerce are not clearly settled by law. We were granted trademarks to “Tribeworks”, the Tribeworks faces logo, and “iShell” in 2000.

In November 1999, we entered into a software agreement (Keepsake Software Agreement) with Keepsake SPRL (Keepsake) and Gilbert Amar (one of our co-founders) pursuant to which we acquired the right, title, and interest to iShell, our lead product.

In April 2001, we jointly filed a United States patent application with Pioneer Electric Corporation in the area of interactive display technology.

On January 20, 2006 the Company acquired Atlas and this brings with new proprietary rights such as its unique OnBoarding processes well as a range of trade secrets to its IT support technologies.

Employees

As of December 31, 2005, TDC had a total of 5 employees and 2 consultants working on a full-time and part-time basis.

With the acquisition of Atlas 11 new employees and 3 working directors were added. Atlas also uses outside consultants to carry out some of its development and testing work.

ITEM 2. DESCRIPTION OF PROPERTY.

TDC leases approximately 900 square feet in San Francisco, California for our sales, engineering, and administrative offices. The current annual rent for the San Francisco facility is approximately $23,400 and the lease expires in December 2006.

Atlas has a six (6) year office lease covering approximately 471 square meters located at Level 4, No. 9, Empire Street, Gzira GZR04, Malta expiring on August 14, 2010 at a base annual rent of Lm16,000 (approx US$45,000).

Atlas also has a four year office lease of the second floor of 139-141 Featherston Street in Wellington, New Zealand expiring on July 31, 2009. The office comprises approximately 300 sq meters with a base annual rental of NZ$55,500 per annum (approx US$35,000) plus 12.5% Goods and Services Tax (“GST”) which is claimable against GST revenue tax payable or is refundable.

All of the aforementioned leased facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS.

We are not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving our Company, our properties or our products except as set out below:

Robert Davidorf, a former officer of our subsidiary, Tribeworks Development Corporation, resigned on April 12, 2006. In connection with his resignation, Mr. Davidorf has made demand for approximately $130,000 in accrued salaries and expenses owed to him allegedly. The Company disputes the amounts asserted by Mr. Davidorf as being owed to him.

We have not yet been served with a lawsuit and we are attempting to negotiate this claim with Mr. Davidorf. If such a suit is filed, we anticipate that we will raise a number of affirmative defenses and file counter claims against Mr. Davidorf. We are unable at this time to make an assessment of the outcome of this dispute.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Tribeworks, Inc. common stock is quoted on the OTC bulletin board under the symbol TWKS.OB. The following table sets forth the range of closing high and low bid quotes for each period indicated as reported by stockwatch.com and reflects all stock splits effected by the Company:

	2005		2004
	High	Low	High	Low
First quarter	$1.395	$0.900	$0.900	$0.360
Second quarter	$1.350	$0.720	$0.900	$0.360
Third quarter	$1.750	$1.260	$0.600	$0.300
Fourth quarter	$1.800	$1.250	$3.450	$0.300

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

We have approximately 300 stockholders as of April 17, 2006 comprising both registered shareholders and those held in Street names.

We have not declared or paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

We established our 1999 Stock Option Plan (the “1999 Plan”) on November 2, 1999 with 133,333 shares (on an adjusted basis) approved for issuance. We established our 2001 Stock Plan (“2001 Plan”) on August 16, 2001 with 250,000 shares (on an adjusted basis) approved for issuance. We established our 2004 Employee Stock Incentive Plan (“2004 Plan”) on March 24, 2004 which allows us to issue options to staff and consultants up to 25% of our outstanding common stock, as determined from time to time, which equaled 5,401,888 shares at December 31, 2005. The purpose of the 1999 Plan is to grant stock and options to purchase our common stock to our employees and key consultants, the purpose of the 2001 Plan is to grant stock and warrants to purchase our common stock to employees and key consultants for outstanding cash payments due, and the purpose of the 2004 Plan is to grant stock options to purchase our common stock, restricted stock, and stock bonuses to employees, officers and key consultants. The total amount of shares subject to the three Plans as of December 31, 2004 was 775,721 shares (on an adjusted basis). Included in the Equity Compensation Plan line items, but outside of the scope of the 1999 Plan, 2001 Plan, and 2004 Plan, was a warrant to purchase 15,000 shares of our common stock issued to a former officer and director which expired on January 1, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders.	50,333	$6.53	5,702,221
Total	50,333	$6.53	5,702,221

No new options or warrants were issued to staff during the 2005 year.

We made no sales of our unregistered common stock during the quarter ended December 31, 2005.

On December 28, 2005, the 818,000 Series A Preferred Stock were converted into 818,000 shares of common stock by the company bringing the total number of outstanding shares of common stock to 21,607,555.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Results of Operations

We witnessed an unprofitable year in 2005, with a net loss of $1,249,535. This was our second unprofitable year since recording two consecutive profitable years in 2003 and 2002, although a large portion of this year’s loss is due to the development of a new business stream. Our financial success to date has relied on steady or growing revenues in our Tools business, and the attainment of sustainable key contracts in our Enterprise business, but in 2005 we decided to reorganize the Company and change its direction. Both the previous Tools and Enterprise businesses witnessed significant declines during 2004 and 2005, which had a negative impact on our profitability. In addition, having significantly reduced our cost structure during 2002 and 2003, during 2004 we began to accrue salaries for our key officers and employees, who were being paid under-market wages. These salary accruals also had a negative impact on our profitability. As previously discussed, the future success of our business is not assured, and our financial condition has weakened so taking account of these uncertainties in our business, and in light of our financial condition, on March 30, 2005, we announced a plan of reorganization. As explained earlier it has now been decided to sell the previous business and to concentrate on the new Atlas IT support business which was acquired on January 20, 2006. The results set out below are for the Tribeworks business including where noted the new equity funds raised and invested into the new business stream via Atlas.

Revenues

Total revenues were $593,595 for the year ended December 31, 2005, a decrease of 28% compared to total revenues of $821,572 for the year ended December 31, 2004. The Tools Business, which primarily includes sales of commercial or educational use of our iShell software, sales of books and third party plug-ins, and a small amount of sales of iShell Mobile and Kinoma Media Album, decreased by 47% to $159,759 for 2005, compared to $300,799 for 2004. The decrease in Tools revenues was due primarily to a decrease in iShell revenues, which we believe is the result of a shrinking marketplace for interactive CD-ROM authoring tools. The Enterprise business decreased in 2005 by 17% to $433,836, compared with $520,773 for 2004. Enterprise revenues for 2005 consisted of $426,477 in professional services revenues and $7,359 in licensing revenues, compared with $514,687 in professional services revenues and $6,086 in licensing revenues for 2004. The decrease in Enterprise revenues is due primarily to a decrease in revenues associated with our ongoing relationship with Pioneer Corporation, our only ongoing Japanese client. This decrease was partially offset by an increase in revenues associated with our professional services related to building software applications and presentations for mobile devices. International revenues, which consist of sales to foreign customers, represented 42% of revenues for 2005, compared to 53% of revenues for 2004.

Cost of Sales

Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. Cost of sales was $214,606 for the year ended December 31, 2005, down from $328,862 for the year ended December 31, 2004. The decrease in cost of sales was due to a decrease in sales volume. Gross margins on a percentage basis were 64% for 2005 compared to 60% for 2004.

Operating Expenses

Product support expenses consist mainly of compensation, benefits and consulting fees paid to product support personnel. Product support expenses were $11,673 and $40,377 for the years ended December 31, 2005 and 2004, respectively. As a percentage of Tools sales, product support expenses were 7% and 13% for 2005 and 2004, respectively.

Product development expenses consist primarily of $1,101,131 of money advanced to Atlas to develop the new IT Support business stream plus $39,900 of iShell product development expenses for the year ended December 31, 2005 compared to the $94,387 spent in the year ended December 31, 2004. This decrease reflects reduced development work on iShell® during 2005.

Sales and marketing expenses consist primarily of compensation and benefits and other public relations and marketing costs with regard to the pre-existing Tribeworks business. Sales and marketing expenses were $132,262 and $200,488 for the years ended December 31, 2005 and 2004, respectively.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $359,050 and $350,671 for the years ended December 31, 2005 and 2004, respectively.

Other Income (Expense)

Interest expense was $4,463 for the year ended December 31, 2005 (2004 - $792 of expense) and there was also $23,667 of interest earned on the advances made to the Atlas Technology Group in the 2nd half of 2005. There was also $1,058 of Other income for the year ended December 31, 2005 (2004 - Nil).

Provision for Income Taxes

$4,770 of income tax provision was recorded for the year ended December 31, 2005 which related to the taxes due for the 2003 and 2004 years. Note the 2003 tax return had not been prepared when the 2004 financial statements were completed and therefore there was no tax provided in 2004.

Net Income

Net loss for 2005 was $1,249,535 of which $1,101,131 relates to new product development in Atlas that has been expensed in Tribeworks and 148,404 net loss for the year ended December 31, 2005 that relates to the pre-existing Tribeworks business and which compares to a net loss of $194,005 for the year ended December 31, 2004.

Liquidity and Capital Resources

At December 31, 2005, we had cash of $84,527 compared to $43,729 at December 31, 2004. Since inception, we have financed our operations through issuance of stock and revenues derived from our Tools and Enterprise businesses. Through December 31, 2004, we had raised $2,672,656 from the sale of stock. At December 31, 2004, our principal source of liquidity was $43,729 of cash. We were unprofitable in 2004. Given our financial condition, on March 30, 2005, we announced a plan of reorganization that was described in Note L - Subsequent Events to our 2004 consolidated financial statements.

Following the announcement of the plan of reorganization and the new Board’s decision to move into a new revenue stream and acquire the Atlas Technology Group, $1,061,831 of new equity has been raised in 2005 in the form of convertible preferred stock and common stock, with $1,101,131 being advanced to Atlas to develop the new IT Support systems. The new equity raised comprised $451,000 in new Preferred Stock ($409,000 of which was converted into Common Stock on December 28, 2005), $300,000 on new Common Stock ($190,000 of which was approved for issue at the 2005 AGM) and we received $400,000 of new subscription monies for new Common Stock during the 4th quarter of 2005.

The net loss for 2005 was funded out of a mixture of the new equity raised, the proceeds from a loan note payable ($91,474 drawn down during 2005), collections of accounts receivables and increases in accounts payable and accrued expenses.

Critical Accounting Policies

Our critical accounting policies are described in Note B - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to our financial statements. Our discussion and analysis of financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in bad debt expense. Management determines the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Income Taxes. We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if we determine that the amount to be realized is less or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

Risk Factors

These risk factors equally apply to both the existing Tribeworks business as well as the new Atlas business unless otherwise stated.

We have a limited operating history and there is a great degree of uncertainty as to our future results. We have experienced losses recently and may never achieve sustained profitability.

We have a limited operating history upon which an evaluation of our business and prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which we intend to operate and in light of the uncertainty as to market acceptance of our business model. We will be incurring costs in marketing our products and services to customers and in building and developing an administrative organization. To the extent that revenues do not match these expenses, our business, results of operations, and financial conditions will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the Tools business or Enterprise business to or our new IT support business to maintain profitability on a quarterly or annual basis in the future. We may not be able to sustain or increase profitability on a quarterly basis or achieve profitability on an annual basis.

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

Our future success in our present business depends on our ability to create and deliver sophisticated rich-media tools and applications. If our products and related services are not widely accepted, our ability to make sales in our new business will be hampered just as has been the case in the present Tools business and Enterprise business. There can be no assurance that our new IT support business will be attractive to a sufficient number of users to generate significant revenues. Just as we have been unable to evolve our present products and to develop new products that allow us to attract, retain, and expand a loyal membership base, if we are unable to establish a sound customer base for our new business, then results of operations, and financial condition will be materially adversely affected.

The rich-media market is intensely competitive. We cannot assure you that we will be able to achieve market acceptance.

The rich-media market is intensely competitive. We expect the competition to increase as new competitors enter the market. Many of our competitors may have greater technical, marketing, and other resources. We believe the primary competitive factors in providing rich-media application services and tools to development organizations and large corporations are value-added services, ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. To the extent that we are not able to attract sources of revenues from the Tools business and the Enterprise business, our business, results of operations, and financial condition will be materially adversely affected as hence the Board has made the decision to sell this business.

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

In the case of Atlas, there are a large number of traditional consultancies endeavoring to compete in this space, including IBM Global Services, HP, EDS, and Accenture as well as a number of smaller independents. The industry is broken down into three segments; first are the hardware manufacturers that provide additional IT services; second, are the large pure-play IT service providers targeting fortune 500 companies, and third are smaller independent companies that generally specialize in specific local markets.

The largest firms in terms of 2005 revenue are IBM with total sales of $91.1 billion, of which approximately one half, or $44 billion, represents services, and of this amount approximately $17.1 billion is outsourcing services. Outsourcing is IBM’s fastest growing business segment and is growing at 17% annually, or almost double the rate of the overall company. HP is the second largest in terms of revenue, with $87.9 billion in total 2005 revenues, of which approximately $14 billion is services including IT outsourcing, and which is growing at an annual rate of 22%. HP is currently very interested in a new service offering, based on ITIL standards, for custom application support. It is expected that they will release this new service offering to market during 2006. This offering is expected to be a reasonably close fit to the custom support Atlas intends to offer.

The pure-play IT service providers, with 90% or more of their revenues coming from IT support services, include EDS, with $19.8 billion in revenue, Computer Sciences Corporation with $14.6 billion, Accenture with $17.8 billion, and Bearingpoint with $3.4 billion in 2005 revenues.

The improvement of infrastructure has meant the introduction of the third group to the competitive picture, notably in India, where Wipro and Infosys are beginning to provide support services and call centers. Many hosting providers are also trying to offer ASP services as an add-on. There are other more regional players, such as Wavex and Motive that are also targeting the SME market.

In addition, we believe that the single biggest competitive factor is entrenched in-house support groups. In fact, we believe that we will be competing with in-house support groups rather than external competitors In over 90% of competitive cases.

Having stated all of the above we believe that there is a market for Atlas’ IT support services and Atlas is at present doing testing with potential customers, albeit on a small scale to start with.

Our iShell software depends on Apple’s QuickTime technology to function properly. We cannot assure you that Apple will continue to develop the QuickTime technology or distribute it free of charge, or will not develop software applications which compete directly with Tribeworks iShell product.

Our iShell product line currently requires installation of Apple Computer’s QuickTime software in order to function properly on both Windows and Macintosh systems. We have no control over whether, and cannot assure that, Apple’s QuickTime will maintain or enlarge its current market share against competitive technologies. In addition, although Apple’s QuickTime technology has been under development for more than nine years, we cannot assure that Apple will continue to develop the technology or distribute it free of charge to consumers. Apple may also substantially alter its business or licensing strategy with QuickTime in a way that could adversely impact our business, resulting in increases in our development costs. In addition, Apple has increased its graphic software development efforts and may decide to compete directly in the multimedia authoring tool market.

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

Equally so, Atlas as a new ‘start-up’ in the market will also have to establish it’s brand and marketing of the brand has already commenced at various trade shows in Europe.

Our success depends on our ability to address potential market opportunities while managing our expenses. If we are unable to manage our expenses, our business and financial conditions will be materially adversely affected.

Our success depends upon our ability to address market opportunities while managing our expenses to match our ability to finance our operations. Our need to manage expenses will place a strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, financial condition, and operating results will be materially adversely affected. We have experienced an unprofitable year during 2005, and we expect increased expenses in future quarters as we begin to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Our success depends on our key personnel and the consulting services provided by Keepsake. We may be unable to attract and retain qualified employees and may not be able to retain the services of Keepsake after the expiration of the Keepsake Software Agreement.

Our performance and success of the existing business depended substantially on the services of the existing small group of experienced senior staff as well as on our ability to recruit, retain and motivate our key employees. This will be the same with Atlas to start with but as the new business unit will require a much larger number of staff this will in itself mitigate some of the risk once critical mass in staff numbers has been achieved. Now leading the management team are executives such as Robert Altinger who has over 20 years experience of developing, building, and leading application support teams worldwide, including with JP Morgan, Microsoft and Avanade (a joint venture between Microsoft and Accenture). Supporting him is a management team that has the experience, operating skills, in both the IT sector and with the proven ability to build a world-class organization. Prior to joining Atlas, Peter Jacobson has had experience as the founder and President of Monitor Technologies, Inc., an IT network and support company to Fortune 1000 companies, a partner and marketing Director of OceanPC, Inc., a leader in computer-based marine GPS navigation systems, and, as President of First Call Wireless, LLC., a worldwide cellular distribution company. Paddy Marra, the CFO, has spent over 30 years working in the areas of project development and management, corporate finance, troubleshooting and restructuring. His experience has included being CFO of Brierley Investments Ltd, a New Zealand based internationally publicly listed company, from its formative years to its peak as an international investment conglomerate with some US$6 million in gross assets.

We do not have employment contracts with key officers or employees in either Tribeworks or Atlas, and their relationships with us are terminable at-will. It is intended that we will address the issue of employment contracts in 2006. Our success also depends on our ability to attract and retain additional qualified employees. Competition for qualified personnel in all our locations is intense and there are a limited number of persons with the knowledge of and experience in our field of business. There can be no assurance that we will be able to attract and retain key personnel. The loss of one or more key employees or of our key service providers could have a material adverse effect on the Company. In the case of Atlas, the key initial recruitment areas will be Malta and Wellington, New Zealand, and already 10 staff have been recruited. The advantage of the new business model is that it is easily set up in new locations, so to that extent new locations can be established if staff recruitment becomes an issue in any location.

Our success depends on our ability to develop services that meet our customers’ requirements. We may not be able to meet those requirements if we are unable to keep pace with technology trends and the evolving rich-media industry standards.

Our success depends on our ability to develop and provide new services that meet our customers’ changing requirements. The Internet is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product innovations. Our success will depend, in part, on our ability to assess and effectively use unproven technologies and unproven standards. We must evaluate and utilize technical standards developed by industry committees and continue to develop our technological expertise, enhance our current services, develop new services that meet changing customer needs, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. If we fail to adequately assess or utilize these standards or proprietary technologies at the appropriate time in the marketplace, the competitive advantages of our products and services and our business, financial condition, and operating results could be materially adversely affected.

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

Our present Tribeworks internet operations are located in a single facility, which is located in the San Francisco Bay Area in California. A natural disaster is possible and could result in prolonged interruption of our business.

Our present Internet operations for the Tribeworks business are located in the San Francisco Bay Area. This area is seismically active. With our operations centralized in a single facility, a natural disaster, such as an earthquake, fire, or flood, could substantially disrupt our manufacturing operations or destroy our facilities. This could cause delays and cause us to incur additional expenses and adversely affect our reputation with our customers. In addition, since the real estate market in the San Francisco Bay Area is extremely competitive and is likely to remain competitive, an alternative facility may not be available on commercially reasonable terms if we suffer a catastrophic loss from a natural disaster.

The new Atlas business at present has one main base data center in Seattle, but as resources allow and growth develops it is intended that a second data center will be installed so that we have redundancy against any natural or other disaster. Until this second data center is developed some duplicate files are being kept on the local systems in Malta and New Zealand.

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

We rely on copyright, patent, and trade secret laws to protect our trademarks, content, and proprietary technologies and information. However, there can be no assurance that such laws will provide sufficient protection to us, other parties will not develop technologies that are similar or superior to ours, or, given the availability of our products’ source-code, other parties will not copy or otherwise obtain and use our content or technologies without authorization.

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

Our future success will be affected by our ability to attract customers from countries outside the United States. We believe that the growth of the Internet in foreign countries will outpace growth of the Internet in the United States in the next decade. Foreign countries could impose withholding taxes or otherwise tax our foreign income, impose tariffs, embargoes or exchange controls, or adopt other restrictions on foreign trade or restrictions relating to use or access of or distribution of software through electronic means. The laws of certain countries also do not protect our intellectual property rights to the same extent as the laws of the United States. In addition, we are subject to the United States export control regulations that may restrict our ability to market and sell our products to certain countries outside of the United States. Failure in successfully marketing our products in international markets could have a material adverse effect on our business, operating results and financial conditions. Atlas intends marketing its products initially in both North America and Europe and already we have pilot customers in both the United States and Italy.

We expect quarterly revenue and operating results to vary in future periods, which could cause our stock price to fluctuate.

Our limited operating results have varied widely in the past, and we expect they will continue to vary from quarter to quarter as we attempt to commercialize our product and develop the new IT support business under Atlas. Our quarterly results may fluctuate for many reasons, including:

-	Limited operating history
-	Dependence on a limited number of customers for a significant portion of our revenue; and
-	Dependence on membership fees to provide future revenue.

As a result of these fluctuations and uncertainties in our operating results, we believe quarter-to -quarter or annual comparisons of our operating results are not a good indication of our future performance. In addition, at some point in the future, these fluctuations may likely cause us to perform below the expectations of public market analysts or investors. If our results fall below market expectations, the price of our common stock will be adversely affected.

Our stock price is volatile and, as a result, you could lose some or all of your money.

We believe that various factors may cause the market price of our common stock to fluctuate, including announcements of:

-	New products by us or our competitors;
-	Developments or disputes concerning intellectual property proprietary rights;
-	Our failing to achieve our operational milestones; and
-	Changes in our financial conditions or securities = analysts’ recommendations.

The stock markets, in general, and the shares of Internet companies, in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may cause the market price of our common stock to decline. In addition, the low trading volume of our stock will accentuate price swings of our stock.

ITEM 7. FINANCIAL STATEMENTS.

TRIBEWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

TRIBEWORKS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2005

HLB Cinnamon Jang Willoughby & Company
Chartered Accountants
A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Tribeworks, Inc. and its subsidiaries:

We have audited the accompanying consolidated balance sheet of Tribworks, Inc. (the Company) as at December 31, 2005 and the related consolidated statements of loss and deficit, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as at December 31, 2004 and for the year then ended were audited by other auditors. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 30, 2005.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in these consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, except as stated below, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of Tribeworks, Inc. as at December 31, 2005 and the results of its operations and its cash flow for the year then ended in conformity with generally accepted accounting principles in the United States.

These consolidated financial statements have been prepared assuming the company will continue as a going concern. As discussed in Note C to the consolidated financial statements, the company has incurred substantial losses that raise substantial doubt about the company’s ability to continue as a going concern. Management’s plans to rectify the capital deficiency and losses are outlined in Note C. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, Canada
March 31, 2006

MetroTower II - Suite 900 - 4720 Kingsway, Burnaby, BC Canada V5H 4N2. Telephone: +1 604 435 4317. Fax: +1 604 435 4319.
HLB Cinnamon Jang Willoughby & Company is a member of International. A world-wide organization of accounting firms and business advisors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2004

To the Board of Directors and Stockholders Tribeworks, Inc.

We have audited the accompanying consolidated balance sheet of Tribeworks, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, cash flows, and stockholders’ deficit for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Tribeworks, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company’s financial position and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Notes C and L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ TAUBER & Balser, P.C.

Tauber & Balser, P.C.

Atlanta, Georgia
March 30, 2005

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005	2004

Current Assets

Cash	$84,527	$43,729
Accounts receivable, net of allowance for doubtful accounts of $1,500	12,698	32,641
Prepaid expenses	27,145	31,292
Total Current Assets	124,370	107,662

Other Assets
Equipment, net of accumulated depreciation of $51,834 and $50,602 in 2005 and 2004	1,912	1,691
Total Assets	$126,282	$109,353

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$381,495	$247,703
Accrued expenses	182,108	134,887
Due to shareholders	6,232	6,232
Billings in excess of costs and estimated earnings on uncompleted contract	—	53,240
Income Taxes Payable	3,882	—
Note payable	175,175	83,701
Deferred revenue	35,551	61,971
Total Current Liabilities	784,443	587,734

Stockholders’ Deficit
Application Monies for new Stock	417,289	—
Preferred stock: $.0004 par value, 10,000,000 shares authorized, 84,000 Series B Preferred Shares issued and outstanding	34	—
Common stock: $.0004 par value, 200,000,000 shares authorized, 21,607,555 and 1,569,555 shares issued and outstanding at December 31, 2005 and 2004	8,635	628
Additional paid-in capital	3,681,613	3,036,980
Accumulated deficit	(4,765,732)	(3,515,989)
Total Stockholders’ Deficit	(658,161)	(478,381)
Total Liabilities and Stockholders’ Deficit	$126,282	$109,353

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Revenues	$593,595	$821,572

Cost of Sales	214,606	328,862

Gross Profit	378,989	492,710

Operating Expenses
Product support	11,673	40,377
Product development	1,141,031	94,387
Sales and marketing	132,262	200,488
General and administrative	359,050	350,671
	1,644,016	685,923

Loss from Operations	(1,265,027)	(193,213)

Other Income (Expense)
Interest income net of expense	19,204	(792)
Other income	1,058	—
	20,262	(792)

Loss Before Income Taxes	(1,244,765)	(194,005)

Income Taxes	4,770	—

Net Loss	$(1,249,535)	$(194,005)

Earnings (Loss) per Common Share, Basic and Diluted	$(0.06)	$(0.12)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	20,817,762	1,569,555

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Cash Flows from Operating Activities
Net loss	$(1,249,535)	$(194,005)
Adjustments:
Depreciation	1,130	1,232
Amortization of unearned compensation	—	3,369
Changes in:
Accounts receivable	19,943	133,777
Costs and estimated earnings in excess of billings on uncompleted contracts	(53,240)	23,643
Prepaid expenses	4,146	26,582
Accounts payable	133,793	(1,167)
Accrued expenses	47,221	116,534
Taxes Payable	3,882	—
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	(26,420)	(106,008)
Total adjustments	130,455	197,962
Net cash provided (used) by operating activities	(1,119,080)	3,957

Cash Flows from Investing Activities
Purchase of equipment	(1,350)	—

Cash Flows from Financing Activities

Proceeds from new equity raised (net of costs)	669,754	—
Application monies for new equity (net)	400,000	—
Proceeds from note payable	91,474	—
Net cash provided by financing activities	1,161,228	—

Net Increase in Cash	40,798	3,957

Cash, Beginning of Period	43,729	39,772

Cash, End of Period	$84,527	$43,729

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005	2004

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,675	$792

Supplemental Disclosure of Non-Cash Financing Activities
Capitalization of accrued interest into advance to Atlas Technology Group	$23,667	$—

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Preferred Stock		Additional Paid In	Accumulated
	Shares	Amount $	Shares	Amount $	Capital $	Deficit $	Total $

Balances at January 1, 2004	1,569,555	628	—	—	3,036,980	(3,321,984)	(284,376)

Net income (loss)	—	—	—	—	—	(194,005)	(194,005)

Balances at December 31, 2004	1,569,555	628	—	—	$3,036,980	$(3,515,989)	$(478,381)

Common Stock issued at 1cent approved at AGM	19,000,000	7,600	—	—	182,400	—	190,000

Common Stock issued at 50 cents	220,000	80	—	—	109,920	—	110,000

Preferred ‘A’ Stock issued at 50 cents	—	—	818,000	327	408,673	—	409,000

Preferred ‘A’ Stock converted to Common Stock	818,000	327	(818,000)	(327)	—	—	—

Preferred ‘B’ Stock issued at 50 cents	—	—	84,000	34	41,966	—	42,000

Net Costs of new issues and adjustment	—	—	—	—	(98,326)	(208)	(98,534)

Application monies for unallocated Stock							417,289

Net income (loss)	—	—	—	—	—	(1,249,535)	(1,249,535)

Balances at December 31, 2005	21,607,555	$8,635	84,000	$34	$3,681,613	$(4,765,731)	$(658,161)

The accompanying notes are an integral part of these consolidated financial statements

The Company has an Authorized Share Capital of: 200,000,000 shares of Common Stock of $0.0004 each; and 10,000,000 shares of Preferred Stock of $0.0004 each.

At the Company’s Annual General Meeting (“AGM”) held on August 19, 2005 the shareholder’s approved a 1-for-3 reverse share split such that post the 1 for 3 reverse split there were 1,569,555 shares of Common Stock issued and outstanding. The reverse share split did not affect the number of Authorized shares.

Subsequent to the Company’s AGM, where shareholders approved the private placement of up to 19,000,000 post-reverse split shares of Common Stock at a price of $0.01 per share, the subscription monies of $190,000 were received and the 19,000,000 common shares were issued.

On June 29 2005, the company announced the closing of a preferred stock issuance whereby $409,000 was raised from investors into Series A Preferred Stock (the “Series A Stock”) by the issuance of 818,000 shares at $0.50 each. These shares were fully convertible on a 1-for-1 basis into common shares of the company at the discretion of the board at any time after the approval of the reverse split discussed above and on December 28, 2005 the board had these preferred shares converted into 818,000 shares of Common Stock and as per the terms of the issue one (1) warrant for every two (2) new common shares was attached which will allow the holder to subscribe for common shares in the Company at $1.00 per common share within one year of these new common shares being issued.

The Company subsequently raised a further $42,000 by placement of 84,000 shares of Series B Preferred Stock (the “Series B Stock”) at a stated value $0.50 per share during the third quarter. Each share is fully convertible on a one-for-one basis into common shares of the company at the discretion of the board (which has not yet been given). Upon conversion into common shares each stockholder will receive one (1) warrant for every two (2) new common shares to subscribe for common shares in the Company at $1.00 per common share within one year. The Series B Stock is entitled to an annual cumulative dividend of 10% of the Stated Value from the date of issuance and can be redeemed at face plus accumulated dividends by the Company at any time by giving the required notice.

The Company also raised $110,000 by way of a private placement of 220,000 shares of Common Stock at a value of $0.50 per share with these shares having attached to them one(1) warrant for every two(2) new common shares to subscribe for common shares in the Company at $1.00 per common share within one year of these new common shares being issued.

In addition in the fourth quarter the Company received $417,289 of subscription monies to subscribe for 800,000 common shares at a value of $0.50 per share and the subscribers will receive one (1) warrant for every two (2) new common shares to subscribe for common shares in the Company at $1.00 per common share within one year of these new common shares being issued.

Following the 2005 reverse stock split and the issue and conversion of the Series A and the Series B Stock issues (but without the conversion of any warrants yet to be issued) plus the issue of common shares for the application monies received in the 4th quarter, the fully diluted capital of the Company will be 22,491,555 common shares.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A – NATURE OF BUSINESS

The Company’s business activity during 2005 and 2004 results from a mixture of consulting services based on a technology and the sale of a technology that provides tools for creating and delivering multimedia applications. Internet media developers use the technology for creation and deployment of electronic content that utilizes interactive features combining graphics, video, and audio content.

The Company exploits its software primarily through the licensing of its software tools to multimedia and software developers and through building customized licensed versions that include professional engineering to meet contract requirements.

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, Tribeworks Development Corporation and Tribeworks Japan Limited, through the third quarter of 2004, the date of the termination of Tribeworks Japan Limited. All material inter-company transactions have been eliminated.

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

Accounts Receivable

Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $12,698 at December 31, 2005. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable to consider the collectibility of each account.

Customer Concentrations

In 2005 three customers accounted for 42%, 20% and 3% of total revenues, respectively. In 2004 three customers accounted for 36%, 14% and 7% of total revenues, respectively. At December 31, 2005 and 2004, accounts receivable from these major customers totaled $3,814 and $17,000 respectively.

Revenues from international customers were approximately 42% and 53% of total revenues in 2005 and 2004, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 42% and 37% of revenues in 2005 and 2004, respectively, were generated from Japanese customers. At December 31, 2005 and 2004, accounts receivable from all international customers totaled approximately $3,814 and $7,000 respectively.

Technology License

The Company’s principal business activity focuses on the commercialization of iShell, which was developed by a former officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 25,253 shares of common stock at an exercise price of $3.96 per share, valued at $30,000. The $130,000 cost was fully amortized at December 31, 2002.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE B – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123 as follows:

	2005	2004

Net loss as reported	$(1,249,535)	$(194,005)

Add: Stock-based compensation expense included in net income, no tax effect	—	3,369

Deduct: Total stock-based compensation expense determined under fair value method for all awards, no tax effect	—	(3,969)
Pro forma net loss	$(1,249,535)	$(194,605)

Since the difference between the reported and pro forma net loss available to common shareholders is insignificant, there is no effect on the net loss per common share.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model, however, no options were granted during 2005 and 2004.

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

Earnings (Loss) per Common Share

Basic earnings (loss) per share (“EPS”) is computed based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of common shares and potential common share equivalents outstanding. Potential common share equivalents are those related to stock options and warrants. However, such potential common share equivalents would have no effect on diluted earnings per share in 2005 and 2004. Therefore, the basic and diluted earnings per share is the same in 2005 and 2004.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE C – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses during both 2004 and 2005, had a working capital deficiency of $660,073 and $480,072 for 2004 and 2005 respectively, together with equity deficiencies of $658,161 and $478,381 at December 31, 2005 and 2004 respectively. The Company is also in default on its note payable and has deferred payment of certain accounts payable and accrued expenses while further new equity is raised.

In light of the Company’s financial condition, on March 30, 2005, the Company announced a plan of reorganization. During 2005 the old business was separated into Tribeworks Development Corporation, and approximately $1 million of new equity was raised with the intention of investing in a new business stream of offsite IT support. On January 20, 2006 the Atlas Technology Group was acquired being the vehicle developing this new business stream - this is further explained in Note N - Subsequent Events.

To fully develop this new business stream, which is now at the live testing stage, further equity will need to be raised and this is currently underway. In view of the matters described, there is substantial doubt about the Company’s ability to continue as a going concern unless the placement of new equity is successful. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheets is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to raise new equity to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE D – LOAN TO ATLAS TECHNOLOGY GROUP

During 2005 the Company advanced $1,101,131 to Atlas Technology Group (Atlas), a group of companies controlled by the directors of Tribeworks, in order for Atlas to pursue its business plan. (See also Note N). At December 31, 2005, Atlas had not yet established profitable operations, nor was it in a position to repay the loan. Consequently, The Company has written this balance down to its estimated realizable balance, charging the whole of the advance to product development costs in the Consolidated Statement of Operations.

NOTE E – COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

At December 31, 2005, there were no costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2004, billings in excess of costs and estimated earnings on uncompleted contracts, which was comprised of two jobs in progress, consisted of $148,000 of billings, less $46,000 of costs and $49,000 of estimated earnings.

NOTE F – NOTE PAYABLE

On January 21, 2001, the Company borrowed $100,000 under a Private Placement Agreement. Under the terms of the agreement the lender, upon the closing of a “Qualified Financing” (as that term is defined in the agreement), could convert the loan to common stock of the Company. Such conversion never took place, and on June 12, 2003, the Company and the creditor restructured this note. The original terms for the $100,000 note accrued simple interest at 10%, with all principal and accrued interest due on demand. The restructured note accrues interest at 4% and was increased by $20,000 for previously accrued interest. The new note is nonconvertible, and calls for an initial payment of $30,000, which was made during June 2003, and then monthly payments of $3,500 through February 2005, with a final payment of $24,201 in March 2005. If the Company had made all of the note payments timely in accordance with the note agreement, the creditor would have forgiven $20,000 of the final payment. In accordance with Statement of Financial Accounting Standards No. 15, ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURINGS (“SFAS 15”), the carrying value of the debt, including accrued interest, is equal to the total amount of future payments under the new note. Consequently, all future debt payments will reduce the principal balance and no interest expense will be recorded for this note.

The Company failed to make the scheduled note payments after September 2003 and has received notification of default from the lender. As such, the note was due in full on September 30, 2004 and is accruing default interest at a rate of 4% on the outstanding payment amounts of the note.

On March 30, 2005, the Company announced a plan of reorganization, intended to allow the Company to maintain its public reporting requirements, reduce its debt, and explore new business directions. The plan of reorganization included the transfer of most assets and liabilities to the registrant’s operating subsidiary, Tribeworks Development Corporation, and possible sale of the subsidiary to current management or others. After further development, the plan was expected to be submitted to shareholders for a vote and a Note in an amount of up to $100,000 was entered into as of March 29, 2005 to help cover reorganization costs. The funds received under the note were to be used only against applicable expenses to be incurred. As of December 31, 2005, the Company had borrowed $91,474 against this Note increasing the total amount owing under the Note to $175,175. This Note is to be repaid from the new equity to be raised in 2006 and there can be no assurance that management will be successful in implementing its plan to raise this new equity.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE G – INCOME TAXES

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards. The Company has recorded a valuation allowance to reflect the uncertainty of the ultimate utilization of the deferred income tax assets as follows:

	2005	2004

Deferred income tax assets	$1,491,000	$1,391,000
Less valuation allowance	(1,491,000)	(1,391,000)
Net deferred income tax assets	$—	$—

The following is a reconciliation of the applicable U.S. federal income tax rate to the effective tax rate included in the consolidated statements of operations:

	2005	2004

U.S. federal income tax rate	(34.0)%	(34.0)%
State income tax rate, net of federal rate	(8.4)	(5.8)
Valuation allowance	42.4	39.8
	0.0%	0.0%

At December 31, 2005, the Company had available net operating loss carryforwards for income tax reporting purposes of approximately $3,516,000 which will expire in various periods through 2025.

NOTE H – FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and receivables for which the Company believes that the fair value approximates their carrying amounts. It was impracticable to estimate the fair value of the other financial instruments because of the financial position and results of operations of the Company.

NOTE I – STOCK OPTIONS AND STOCK WARRANTS

Stock Options

The Company maintains a 1999 Equity Incentive Plan for the issuance of stock options to employees, directors and consultants. The exercise price is generally the estimated fair market value at the grant date as determined by the Company’s Board of Directors. The options vest over a period up to four years. At December 31, 2005, there were 50,333 shares reserved for issuance under the 1999 Equity Incentive Plan after adjusting for the two subsequent reverse splits.

The Company also maintains a 2004 Employee Stock Incentive Plan for the issuance of stock options, common stock, restricted stock, and stock bonuses to employees, officers and key consultants. At December 31, 2005, it was possible to award options for 5,401,888 shares under the 2004 Employee Stock Incentive Plan, being 25% of the issued Common Stock, however, no awards had been issued from the plan as of December 31, 2005 and therefore no shares have been reserved for issue under that Plan.

A summary of the Company’s stock options as of December 31, 2005 and 2004 and changes during the years ending on those dates is presented below:

	2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding at beginning of year	82,833	$4.26	117,326	$4.92

Cancelled	(32,500)	2.16	(34,493)	$6.63
Outstanding at end of year	50,333	$6.53	82,833	$4.26
Options exercisable at end of year	50,333	$6.53	82,833	$4.26
Weighted-average fair value of options granted during the year		$—		$—

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE I – STOCK OPTIONS AND STOCK WARRANTS (CONTINUED)

The following table summarizes information about stock options outstanding at December 31, 2005:

Options Outstanding			Options Exercisable
Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price

1,667	3.50 years	$0.60	1,667	$0.60
2,083	4.40 years	33.60	2,083	33.60
2,500	4.55 years	37.08	2,500	37.08
2,000	4.65 years	30.00	2,000	30.00
1,667	4.88 years	12.00	1,667	12.00
15,000	5.01 years	4.50	15,000	4.50
2,500	5.22 years	3.00	2,500	3.00
16,667	6.47 years	0.42	16,667	0.42
6,250	6.78 years	0.48	6,250	0.48
50,333			50,333

Stock Warrants

The Company has issued stock warrants in conjunction with the issuance of common stock, debt, and the settlement of debt and for services. Activity related to stock warrants was as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2003	18,333	3.75
Expired	(3,333)	0.42
Outstanding at December 31, 2004	15,000	4.50
Issued during 2005	519,000	1.00
Outstanding at December 31, 2005	534,000	1.10

No warrants were granted during the year ended December 31, 2004. 519,000 warrants were granted in the year ended December 31, 2005 in conjunction with the issue of 220,000 common shares and the issue and conversion of 818,000 Series ‘A’ Preferred shares and a further 42,000 warrants will be issued when the 84,000 Series ‘B’ Preferred shares are converted to common stock. The 15,000 (post reverse stock split) warrants outstanding from pre December 31, 2004 expired on January 1, 2006 and were not exercised.

The following table summarizes information about stock warrants outstanding at December 31, 2005:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Weighted Average Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price	Expiration Date

15,000	nil	$4.50	15,000	$4.50	1/01/06
110,000	11 months	$1.00	110,000	$1.00	10/26/06
409,000	12 months	$1.00	409,000	$1.00	1/05/07
534,000			534,000

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE J – COMMITMENTS

Leases

On December 16, 2004, the Company entered into a two-year lease agreement for its principal office space. The monthly rent is approximately $1,950 per month. Total rent expense for the years ended December 31, 2005 and 2004 was $24,000 and $40,000, respectively.

NOTE K – RELATED PARTY TRANSACTIONS

Officer and Director Options and Warrants

At December 31, 2004, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors of a subsidiary which are included in Note I:

Common Shares Under Option	Exercise Price	Expiration Date

7,500	0.72	June 30, 2009
15,000	4.50	January 11, 2011
25,000	0.72	March 26, 2011
47,500

At December 31, 2005 no options were outstanding to the directors and officers of Tribeworks, Inc.

At December 31, 2005, the Company had outstanding the following warrants to officers and directors of a subsidiary which are included in Note I:

Common Shares Under Warrant	Exercise Price	Expiration Date

15,000	$4.50	January 1, 2006

Of the total outstanding warrants granted to officers and directors as discussed above, all are exercisable at December 31, 2005, but were not exercised on January 1, 2006 and have therefore expired.

Due to Shareholders

The $6,232 due to shareholders at December 31, 2005 and 2004 is non-interest bearing and due on demand.

Accrued Payroll

Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company’s Chief Executive Officer, Duncan Kennedy, and Chief Financial Officer, Robert Davidorf, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the executive officers, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company’s common stock for the 20 trading days previous to the election date. As part of the arrangement, the Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period from July 1, 2004 shall cause the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock shall not be owed. At December 31, 2005 and 2004, the Company had accrued payroll balances of $41,706 and $35,208 to Duncan Kennedy, and $76,545 and $51,890 to Robert Davidorf respectively and have been accrued in the financials statements. Note that Duncan Kennedy resigned as CEO on March 29, 2005 and Bob Davidorf resigned as CFO on June 28, 2005. As at December 31, 2004, $34,437 of salary had been accrued for Glen Pogue who was the CEO of the Company for a period during 2005.

NOTE L – REVERSE STOCK SPLIT

On March 24, 2004, the Board of Directors authorized a one-for-four reverse stock split of the Company’s common stock. The reverse split became effective on June 4, 2004, thereby reducing the number of common shares outstanding by 75% and increasing the par value to $0.0004. At the AGM on August 19, 2005 a further one-for- three reverse split was approved, which further reduced the number of common shares by two-thirds. All references in the accompanying consolidated financial statements to the number of common shares, number and exercise price of stock options and stock warrants, and per share amounts for the periods prior to the reverse stock split have been restated to reflect the reverse stock split.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE M – NEW ACCOUNTING PRONOUNCEMENTS

In January 2003 the FASB issued interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

On April 30, 2003 the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company’s consolidated financial position, results of operations or cash flows.

On May 15, 2003 the FASB issued Statement No. 150, Accounting For Certain Financial Instruments with Characteristics of both Liabilities and Equity. Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatory redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. Statement 150 is effective for all financial instruments created or modified after May 31, 2003 and to other instruments as of September 1, 2003. The Company’s reporting of convertible debt is in compliance with this statement.

In 2004, FASB issued a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the Fair Value Method. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the Intrinsic Value Method.

FIN 46(R), Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets. The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

In May 2005, FASB issued SFAS Statement No 154 Accounting Changes and Error Corrections requiring retrospective application to prior periods financial statements of a change in an accounting policy. The company believes that the adoption of this standard will have no material impact on its financial statements.

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

The other pronouncements do not apply to the Company at this time.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE N – SUBSEQUENT EVENTS

Purchase of Atlas Technology Group

On January 20, 2006 the Company acquired all of the issued and outstanding capital stock of TakeCareofIT Holdings Limited, a Malta corporation, along with its wholly owned subsidiaries in Malta, New Zealand and the USA, collectively doing business as Atlas Technology Group (“Atlas”) for a consideration of Euros 30,000 (approximately $35,000) from TakeCareofIT Limited, a Gibraltar company.

Atlas Technology Group™ plans to become a leading Information Technology (IT) outsourcing support company for custom software applications worldwide. Atlas is in the business of providing custom, outsourced, application software support services to its customers. These will range from supporting specialized networks and single applications to providing the entire IT infrastructure management for customers who want to outsource everything and focus on their core business. In partnership with other IT development consultancies, a fully outsourced IT capability can be provided, with hard performance metrics and predictable costs.

The company is leveraging the recent advances in software, monitoring systems, and communications, to build a new, leading edge, global support infrastructure, providing 24x7 software support to large and medium sized companies. The new, patent-pending, application on-boarding and monitoring processes should allow for dramatic cost savings over existing legacy IT service providers.

During the second half of 2005 Tribeworks made advances totaling $1,101,1311 million to Atlas (inclusive of accrued interest) which Atlas utilized to develop IT software systems and to acquire computer hardware, which has been expensed as product development expense in the Tribeworks financial statements as of December 31, 2005. As part of the acquisition closing Atlas provided audited financial statements at December 31, 2005, which were included with the Form 8-K filing made in January 2006 as set out below is a pro forma balance sheet consolidating Tribeworks with Atlas effective at December 31, 2005.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE N – SUBSEQUENT EVENTS (Continued)

Current Assets
Cash	$177,799
Accounts receivable, net of allowance for doubtful accounts of $1,500	12,698
Prepaid expenses	28,658
Total Current Assets	219,155

Other Assets
Equipment and Office Furniture (net of depreciation)	245,902
Intangible Assets (software and system development)	492,286
Total Assets	$957,343

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$414,261
Accrued expenses	182,108
Due to shareholders	6,232
Short Term Loan	11,758
Taxes Payable	3,882
Note payable	175,175
Deferred revenue	35,551
Total Current Liabilities	828,967

Stockholders’ Deficit
Application Monies for new Stock	417,289
Preferred stock: 10,000,000 shares authorized, none issued 84,000 Series B Preferred Shares	34
Common stock: $.0004 par value, 200,000,000 shares authorized, 21,607,555 shares issued and outstanding	9,890
Additional paid-in capital	3,680,358
Accumulated deficit	(3,979,195)
Total Stockholders’ Deficit	128,376

Total Liabilities and Stockholders’ Deficit	$957,343

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

After the completion of the 2004 audit Tauber & Balser PC resigned as Auditors for the Company and at the annual general meeting of shareholders held on August 19, 2005, HLB Cinnamon Jang Willoughby & Company were appointed the Auditors for the Company.

ITEM 8A. CONTROLS AND PROCEDURES.

The Chief Executive Officer and the Chief Financial Officer of the Registrant have concluded, based on their evaluation as of the end of the period covered by this Report, that the Registrant’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Registrant in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Registrant in such reports is accumulated and communicated to the Registrant’s management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Change of Management

Effective March 29, 2005, Duncan Kennedy and Patrick Soquet voluntarily resigned as Directors of the Company. Duncan Kennedy also resigned as the CEO and President of the registrant effective as of the same date, although he will continue to serve as President of the registrant’s wholly owned operating subsidiary, Tribeworks Development Corporation. On June 28, 2005 Bob Davidorf resigned as the CFO and was replaced by David C. Hayes who subsequently resigned on September 22, 2005 and was replaced that day by B S P (Paddy) Marra.

Effective March 29, 2005, J. Glenn Pogue was appointed by the Board of Directors as CEO of the registrant and was also brought onto the Board of Directors as Chairman. Mr. Pogue was formerly an employee of the Company.

At the AGM on August 19, 2005 a new board of directors was elected comprising Robert Altinger, David C. Hayes, W. Gordon Blankstein, Robert C. Gardner and Peter Jacobson. Peter Jacobson was appointed CEO in place of Mr Pogue.

Set forth below is the name, age, years of service and positions of the executive officers and directors of Tribeworks as of March 31, 2006.

Name	Age	Position	Director Since

Robert Altinger	44	Director	August, 2005

W. Gordon Blankstein	55	Director	August, 2005

Robert C. Gardner	65	Director	August, 2005

Peter B. Jacobson	45	Director and CEO	June, 2005

B S P (Paddy) Marra	59	Director and CFO	January 2006 CFO since September 2005

The Directors serve until their successors are elected by the stockholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. The Directors named above will serve until the next annual general meeting of the stockholders of the Company in 2006. Directors will be elected for one-year terms at the annual general meeting.

All officers and directors listed above will remain in office until the next annual general meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

Board of Directors

Robert Altinger, 44 – Director

Prior to founding Atlas, Robert Altinger was Principal Consultant of WebConsult, Inc, a Microsoft- approved vendor of IT consulting services since September 2001. Prior to joining WebConsult, Robert Altinger has over 20 years of IT experience, including serving as Director of Worldwide IT Operations for Avanade Corp, in various capacities at Microsoft, including Director of Product Group IT Services, and prior to that at JP Morgan. Mr Altinger obtained a BSc (Eng) from Exeter University in the United Kingdom in 1986.

W. Gordon Blankstein, 54 – Director

Gordon Blankstein is currently a member of the board of directors of Genco Resources, Ltd., a publicly- traded mining company and has been since 2002. He is also Director of Digifonica (International) Limited, a publicly-traded telecom company. From 1997 through 2002, Gordon Blankstein was Chairman and Chief Executive Officer of Global Light Telecommunications, Inc., an American Stock Exchange-listed company. Mr. Blankstein obtained a B.Sc. (Agri.) from the University of British Columbia in 1973 and an MBA from the University of British Columbia in 1976.

Robert C. Gardner, 64 – Director

Robert Gardner is currently Chairman of the Board of Genco Resources Ltd and a partner in the law firm of Gardner & Associates in Vancouver, BC, Canada. He is also a Director of Kootenay Gold Inc and United Bolero. Mr. Gardner is a corporate lawyer and has practiced law there since 1989. Mr. Gardner and obtained a M.A. from Cambridge University in Cambridge, United Kingdom in 1961 and a L.L.M. degree from Cambridge University in 1962. Robert Gardner acts as Corporate Secretary to the board.

Peter B. Jacobson, 45 – Director and CEO

Prior to joining Atlas and Tribeworks, Peter Jacobson was founder and President of Monitor Technologies, Inc., an IT network and support company to Fortune 1000 firms from 1985 to 1995, a partner and Marketing Director of OceanPC, Inc., a leader in computer-based marine GPS navigation systems from 1995 to 2002, and subsequently, was President of First Call Wireless, LLC., a worldwide cellular distribution company, from 2002 until 2005. Peter Jacobson has served on numerous boards of directors, including The Seattle Center, Northwest Children’s Fund, Lakeside Technology Foundation and Creditnet.com. He is a past President of the Washington Young Entrepreneurs Organization. Mr Jacobson obtained a BA from University of Washington in 1985.

Byran S P (Paddy) Marra, 59 – Director and CFO

Paddy Marra has over 30 years of corporate finance experience, including, recently with FreshXtend Technologies Corp. (Canada) (CEO and now Deputy Chairman) a TSX-V listed company, CFO of the Brierley Investments Limited group (New Zealand), and Chairman and CEO, Chamundi Power Corporation Ltd (India). Paddy Marra has Degrees in both Accounting and Finance (BCA) and in Economics and Economic History (BA) from Victoria University of Wellington, New Zealand. He is also a Fellow (FCA) of the Institute of Chartered Accountants of New Zealand and is a former member of the Financial Reporting Standards Board in New Zealand and numerous other Boards and Directorships of publicly traded companies.

Messr Jacobson, Marra and Altinger all act as executive officers of the Company and subsidiaries on a day-to-day basis.

Family Relationships

None

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

ITEM 10. EXECUTIVE COMPENSATION.

Director Compensation

Directors do not receive any compensation for their services as members of the Board of Directors, although this could be subject to change during 2006. Directors are reimbursed for expenses in connection with attendance at Board of Directors and committee meetings. Directors are eligible to participate as optionees under our compensatory equity plans.

Executive Compensation

The following table provides certain summary information concerning compensation of our former Chief Executive Officer during the year ended December 31, 2004. No other executive officer received annual salary and bonus in excess of $100,000 for the year ended December 31, 2005 and the current CEO and CFO do not have an employment agreement. These are to be negotiated during 2006.

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Compensation ($)

Duncan J. Kennedy,	2004	68,794	0	35,208	0	0	0	0
Chief Executive
Officer, President and
Director

Option Grants in Last Fiscal Year

There were no grants of stock options or warrants to any of the executive officers named in the compensation table above during fiscal year 2005.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options or warrants were granted or exercised in 2005 by any executive officers. In 2004 a named executive officer held 7,500 unexercised in-the-money options and warrants based on a value of $0.48 per share, the fair market value of our common stock as of December 31, 2004, as determined by our board of directors minus the actual per share exercise prices, multiplied by the number of shares underlying the option or warrant. The listed options and warrants were granted under the 1999 Stock Option Plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) Of The Exchange Act.

Based upon the list of registered shareholders each person known to us to be the beneficial owner of more than five percent of the outstanding shares of the Company’s Common Stock, each director and each of the executive officers owned beneficially as of March 31, 2006, the number and percentage of outstanding shares of Tribeworks Common Stock of the Company indicated in the following table.

Title of Class	Name and Address of Beneficial Owner of Beneficial Owner	Amount and Nature	Percent of Class

Directors and Officers

Common Stock	Robert Altinger 34 Main Street Mosta, Malta	600,000 – Direct	2.8%

Common Stock	W. Gordon Blankstein 8011, 240 St Vancouver, B.C., Canada	400,000 – Direct	1.9%

Common Stock	Robert C. Gardner 2153, 349 West Georgia St Vancouver, B.C., Canada	500,000 – Direct	2.3%

Common Stock	Peter Jacobson 111 Via Quito Newport Beach CA 92663-5503	600,000 – Direct	2.8%

The directors collectively hold 9.8% of Company’s stock. Paddy Marra does not hold any stock in the Company.

Other shareholders over 5%

Title of Class	Name and Address of Beneficial Owner of Beneficial Owner	Amount and Nature	Percent of Class

Common Stock	Robert Blankstein 8032 Government Rd Burnaby, B.C., Canada	1,575,000 - Direct (1)	7.3%

Common Stock	Michael T Murphy 2812 West Lake Sammamish Pkwy NE Redmond WA 98052	3,363,636 - Direct	15.6%

Common Stock	Pharoah Properties Corporation Alves De Souza Houman Colart 6 Cours De Rive 1204 Geneva Switzerland	2,002,272 - Direct	9.3%

Common Stock	WebConsult Limited Watergardens 5 PO Box 417 Gibraltar	2,202,274 - Direct	10.2%

(1) Includes 575,000 shares held in trust for the benefit of Charlie Blankstein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 1, 2005, our wholly owned subsidiary Tribeworks Development Corporation entered into a contract with a Canadian company wholly owned by our former CEO, Chairman, and President, Duncan Kennedy, to provide the services of Mr. Kennedy to continue to serve as President of Tribeworks Development Corporation.

On January 1, 2004, we entered into a consulting contract with a Belgian software company that is wholly owned by the brother of Patrick Soquet, a former Director and then a beneficial owner of more than 5% of our common stock. Under the contract, the Belgian company will perform software engineering services for us.

WebConsult, Inc and WebConsult Ltd, companies with which Robert Altinger was formerly a consultant to or associated with has over the past twelve months carried out consulting work for the Atlas Technology Group and still carries out such work on normal commercial terms.

As of March 31, 2006, we have not entered into any other contractual arrangements with related parties. There is not any other currently proposed transaction, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% Shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

ITEM 13. EXHIBITS

(a) The following is a list of exhibits, some of which are incorporated by reference:

Exhibit Number	Description of Exhibits

2.1
Agreement of Merger between Tribeworks, Inc., a California corporation, and Tribeworks Acquisition Corporation, dated November 2, 1999 (Incorporated by reference to Exhibit 2.1 to the Registrant’s Form 10-SB/A filed July 10, 2000)*

2.2
Share Transfer Agreement between Tribeworks Inc. and TakeCareofIT Limited, dated January 20, 2006 (incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report in Form 8-K filed January 26, 2006)*

3.1
Certificate of Incorporation of Tribeworks, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB/A filed July 10, 2000 and Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed April 14, 2004)*

3.2	Bylaws of Tribeworks, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB/A filed July 10, 2000)*

4.1
Certificate of Designation, Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock of Tribeworks Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report in Form 8-K filed October 11, 2005)*

10.1	Pan World Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)*

10.2	Tribeworks, Inc. 2001 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)*

10.3	Tribeworks, Inc. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Schedule 14A filed April 14, 2004)*

21.1	Subsidiaries of the Issuer

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15(d)-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

99.1	Asset and Liability Assignment and Indemnification Agreement, dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)*

99.2	Promissory Note, dated March 29, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)*

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 2005:

4.1
Certificate of Designation, Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock of Tribeworks Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report in Form 8-K filed October 11, 2005)*

4.1	Form of Subscription Agreement for Common Stock of Tribeworks Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report in Form 8-K filed November 3, 2005)*

* Previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set out below are the various fees paid to or accrued for our previous auditors, Tauber & Balser, P.C. and our present auditors, HLB Cinnamon Jang Willoughby & Company for services provided during the years ended December 31, 2004 and 2005:

	Fees for the Year Ended
	December 31, 2005	December 31, 2004
	(in thousands)

Audit fees (1)	$41,342	$34,494
Audit-related fees (2)	13,836	—
Tax fees (3)	—	—
All other fees (4)	1,158	—
Total fees for services	$56,336	$34,494

(1)
Audit fees are the fees billed for professional services rendered for the audit of our annual financial statements. This category also includes fees for statutory audits required domestically and internationally, comfort letters, consents, assistance with and review of documents filed with the SEC, attest services, work done by tax professionals in connection with the audit or quarterly reviews, and accounting consultations and research work necessary to comply with generally accepted auditing standards.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tribeworks, Inc., a Delaware corporation

Date: April 17, 2006	By:	/s/ Peter B. Jacobson
Peter B. Jacobson, Chief Executive Officer
(Registrant’s Principal Executive Officer)

Date: April 17, 2006	By:	/s/ B.S.P. Marra
B.S.P. Marra, Chief Financial Officer
(Registrant’s Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 17, 2006	/s/ Robert Altinger
Robert Altinger, Director

Date: April 17, 2006	/s/ W. Gordon Blakstein
W. Gordon Blakstein, Director

Date: April 17, 2006	/s/ Robert C. Gardner
Robert C. Gardne, Director

Date: April 17, 2006	/s/ Peter B. Jacobson
Peter B. Jacobson

Date: April 17, 2006	/s/ B.S.P. Marra
B.S.P. Marra, Director