Form 10QSB
period 2006-03-31
TRIBEWORKS INC
filed 2006-05-22
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Tribeworks, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	94-3370795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 VIA QUITO, NEWPORT BEACH, CA 92663
(Address of Principal Executive Offices)

(949) 274-3633
(Issuer’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑

As of the close of business on May 15, 2006, there were 21,613,805 shares outstanding of the issuer’s common stock, par value $0.0004 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

TRIBEWORKS, INC.
FIRST QUARTER 2006 REPORT ON FORM 10-QSB

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006

	March 31,	December 31
	2006	2005
Current Assets		See-Note D
Cash	$154,764	$177,799
Accounts receivable, net of allowance for doubtful accounts of $1,500	69,390	35,294
Prepaid expenses	19,911	27,145
TOTAL CURRENT ASSETS	244,065	240,238

Other Assets
Equipment, net of accumulated depreciation of $51,834 - 2005: $50,910	252,106	245,903
Capitalized Software Development Costs	155,907
	408,013	245,903

TOTAL ASSETS	$652,078	$486,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$452,888	$447,108
Accrued expenses	295,586	182,108
Due to stockholders	6,232	6,232
Income Taxes Payable	3,882	3,882
Notes payable	175,175	175,175
Other Loan	13,452	11,758
Deferred revenue	35,551	35,551
TOTAL CURRENT LIABILITIES	982,766	861,814

Stockholders’ Deficit
Application Monies for new Stock	752,289	417,289
Preferred stock: $.0004 par value, 10,000,000 shares authorized, 84,000 shares issued and outstanding	34	34
Common stock: $.0004 par value, 200,000,000 shares authorized, 21,613,805 shares issued and outstanding	8,637	8,635
Additional paid-in capital	3,684,611	3,681,613
Accumulated deficit	(4,776,259)	(4,483,244)
TOTAL STOCKHOLDERS’ DEFICIT	(330,688)	(375,673)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$652,078	$486,141
The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended March 31,
	2006	2005
REVENUES	$60,485	$219,113

COST OF SALES	21,805	60,915

GROSS PROFIT	38,680	158,198

OPERATING EXPENSES
Product support	-	2,375
Product development	137,455	7,984
Sales and marketing	12,695	38,322
General and administrative	182,690	66,708

	332,840	115,389

INCOME (LOSS) FROM OPERATIONS	(294,160)	42,810

INTEREST EXPENSE	1,145	—

INCOME (LOSS) BEFORE INCOME TAXES	(293,015)	42,810

INCOME TAXES	—	—

NET INCOME (LOSS)	$(293,015)	$42,810

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$0.03

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	21,700,457	1,569,555
The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(293,015)	$42,810
Adjustments:
Depreciation and FX adjustments	1,694	308
Amortization of unearned compensation	—	—
Changes in:
Accounts receivable	(34,096)	(9,549)
Prepaid expenses	7,234	9,575
Accounts payable	5,780	(46,049)
Accrued expenses	113,478	13,252
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	—	(52,740)
Total adjustments	94,090	(85,203)
Net cash provided (used) by operating activities	(198,925)	(42,393)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,203)	—
Capitalization of Development Costs	(155,907)	—
	(162,110)	—

CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from application monies received and options exercised	338,000	35,000

NET INCREASE (DECREASE) IN CASH	(23,035)	(7,393)

CASH, BEGINNING OF PERIOD	177,799	43,729

CASH, END OF PERIOD	$154,764	$36,336
The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE A - PRINCIPLES OF PRESENTATION

The accompanying unaudited financial statements of Tribeworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of March 31, 2006, and its results of operations and cash flows for the three months ended March 31, 2006 and 2005, have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

NOTE B - NATURE OF BUSINESS

The Company's business activity during 2005 and 2004 was a mixture of consulting services based on the iShell® technology and the sale of the iShell® technology, which provides tools for creating and delivering multimedia applications. Internet media developers use the iShell® technology for creation and deployment of electronic content that utilizes interactive features combining graphics, video, and audio content. The Company also exploited its software primarily through the licensing of its software tools to multimedia and software developers and through building customized licensed versions that include professional engineering to meet contract requirements.

On March 30, 2005, the Company announced that it had determined that this business was insufficient to sustain a viable public company, and that the Company had decided to pursue a plan of reorganization to attempt to increase its scope and profitability. The plan of reorganization that the Board of Directors approved included the transfer of most assets and liabilities (including the accrued salary obligations described in NOTE J) to one of the Company’s operating subsidiaries, Tribeworks Development Corporation (“TDC”), and the possible sale of TDC to certain current and former members of management or others. This is an ongoing process, and some of the former business divisions have been transferred and others wound down, which is reflected in the accompanying consolidated financial statements.

On January 20, 2006, the Company acquired TakeCareofIT Holdings Limited, a Malta corporation, and its subsidiaries, who have been collectively doing business as Atlas Technology Group (collectively, “Atlas”). Atlas was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions.

Atlas plans to become a leading IT outsourcing support company for custom software applications worldwide. Atlas is in the business of providing custom, outsourced application software support services to its customers. These services range from supporting specialized networks and single applications to providing the entire IT infrastructure management for customers who want to outsource everything and focus on their core business. In partnership with other IT development consultancies, Atlas can provide a fully outsourced IT capability, with hard performance metrics and predictable costs.

NOTE B - NATURE OF BUSINESS (CONTINUED)

Atlas is leveraging the recent advances in software, monitoring systems, and communications to build a new, leading edge global support infrastructure, providing 24x7 software support to large and medium sized companies. The new application on-boarding and monitoring processes should allow for dramatic cost savings over existing legacy IT service providers.

Atlas will offer its services worldwide, with the majority of the targeted customers having multi-national operations. It is intended to be a highly distributable venture, able to place people in the best possible locations, yet offering a seamless service offering across geographies.

Atlas has it head office in Malta with a subsidiary office in Wellington, New Zealand and a data center in Seattle, Washington. Atlas has 11 employees and 3 working directors. The initial support centers are based in Malta, with another support center in New Zealand, creating a “follow-the-sun” 24 hour coverage. As business grows, the Company intends to establish additional support centers as needed to increase capacity. State of the art VoIP (Voice over Internet Protocol allows telephone calls to be made over the Internet via computers), Call Tracking and Monitoring technology provide each employee with the leverage needed to maximize support delivery to the fullest possible extent. Two central data center locations will also be established to run the required infrastructure. All of these servers will be in a secure, fully redundant configuration, with on-demand high bandwidth available, as well as onsite backup and hands-on support services.

This business is still in the development stage and the product development costs have been written off in the accompanying consolidated financial statements. The Company anticipates that initial testing with pilot customers will commence second and third quarters of 2006.

NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, TDC and, in the first quarter of 2006, Atlas, which consists of TakeCareofIT Holdings Limited, a Malta corporation; TakeCareofIT Limited, a Gibraltar corporation; TakeCareofIT (NZ) Limited, a New Zealand corporation; and TakeCareofIT (US) Inc., a US corporation.

      A pro forma balance sheet showing the effects of the acquisition of Atlas on the December 31, 2005 consolidated balance sheet is set out in Note D below. The adjusted December 31, 2005 balance sheet figures have been shown in the restated comparative figures to consolidated balance in this Quarterly Report.

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

NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

     Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $42,190 at March 31, 2006. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable to consider the collectability of each account.

Customer Concentrations

     For the three months ended March 31, 2006, three customers accounted for 37%, 20% and 11% of total revenues, respectively. For the three months ended March 31, 2005, three customers accounted for 57%, 8% and 5% of total revenues, respectively. At March 31, 2006, accounts receivable from these major customers totalled $34,500.

     Revenues from international customers were approximately 67% and 68% of total revenues for the three months ended March 31, 2006 and 2005, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 10% and 57% of revenues for the three months ended March 31, 2006 and 2005, respectively, were generated from Japanese customers. At March 31, 2006, accounts receivable from all international customers totalled $34,500.

Technology License

     The Company’s principal business activity in 2005 and prior years was focused on the commercialization of the iShell® technology, which was developed by a former officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell® in exchange for $100,000 and warrants to purchase 75,758 shares of common stock at an exercise price of $1.32 per share, valued at $30,000. The $130,000 cost was fully amortized at December 31, 2002.

Revenue Recognition

     Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.

     Revenues from membership subscriptions for the iShell® products are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on custom development services are generally recognized under the percentage-of-completion method of accounting using a cost-to-cost methodology; profit estimates are revised periodically based on changes in facts; any losses on contracts are recognized immediately. Revenue from the sale of licenses is recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have been met, revenue is recognized as payments from customers are received.

Software Development Costs

The Company has in the past expensed all of its software development costs in the period the costs are incurred. With the new software being developed by Atlas now reaching the live beta testing and production testing stages, the Board of Directors has decided to adopt Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) with effect from January 1, 2006, and to capitalize certain development costs that meet the requirements of SFAS 86.

As a result of the adoption of SFAS 86, $155,907 of development costs have been capitalized and the result for the quarter has been reduced by the same amount if the Company had continued to write off all development costs in the period in which they were incurred. These capitalized costs will be amortized over three years from the date on which the new Atlas business goes into full commercialization. Not all of the development costs for the period meet the requirements of SFAS 86, and $137,455 of development costs have been expensed in the period.

Foreign Currency Translation

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

With the acquisition of Atlas, which does business in Malta, New Zealand and the USA, transactions denominated in foreign currencies are translated at the rates of exchange ruling on the dates of the transactions. Monetary assets and liabilities expressed in foreign currencies are translated at the rates of exchange prevailing at the end-of-period exchange rates and the translation differences are dealt with through the profit and loss account.

Net Earnings (Loss) Per Common Share

Basic earnings per share (“EPS”) is computed based on net income (loss) divided by the weighted average number of common shares outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of common shares and potential common share equivalents outstanding. At the Company’s annual meeting of stockholders held August 19, 2005, a one-for-three reverse stock split was approved, which reduced the number of common shares outstanding by two-thirds. All references in the accompanying consolidated financial statements to the number of common shares, number and exercise price of stock options and stock warrants, and per share amounts for the periods prior to the reverse stock split have been restated to reflect the reverse stock split.

NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Awards

     The Company accounts for stock based awards to employees under its “Equity Incentive Plan” as compensatory in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company also issues stock-based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

     Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS 148”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123 as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income (loss), as reported	$(293,015)	$42,810

Add: Stock-based compensation expense included in net income or loss, no tax effect	—	—

Deduct: Total stock-based compensation expense determined under fair value method for all awards, no tax effect	—	—

Pro forma net income (loss)	$(293,015)	$42,810

Net income (loss) per share, basic and diluted:

As reported	$(0.01)	$0.03

Pro forma	$(0.01)	$0.03

     We did not grant any options during the three months ended March 31, 2006, or during the same period in 2005.

NOTE D - PRO FORMA BALANCE SHEET at December 31, 2005

TRIBEWORKS, INC AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
(incorporating Atlas Technology Group acquired assets and liabilities)
As of December 31, 2005	Tribeworks	Atlas Technology	Pro forma	Pro forma
ASSETS	And TDC	Group	Adjustments	Consolidated
Current Assets
Cash	84,527	93,272		177,799
Accounts receivable, net of allowance for doubtful accounts of $1,500	12,698	22,596		35,294
Prepaid Expenses	27,145	-		27,145
Total Current Assets	124,370	115,868	-	240,238

Other Assets
Equipment and Furniture, net of accumulated depreciation of $51,834	1,912	243,991		245,903

Total Assets	$126,282	$359,859		$486,141

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	381,495	126,704	(61,091)	447,108
Accrued expenses	182,108	-		182,108
Due to stockholders	6,232	-		6,232
Income Taxes Payable	3,882	-		3,882
Note Payable	175,175	-		175,175
Loan from Tribeworks	-	1,101,131	(1,101,131)	-
Other loan	-	11,758		11,758
Deferred Income	35,551	-		35,551
Total Current Liabilities	784,443	1,239,593	(1,162,222)	861,814

Stockholder's Deficit
Application Monies for new Stock	417,289	-		417,289
Preferred Stock: $.0004 par value, 10,000 shares authorized,
- 84,000 Series B Preferred Shares issued and outstanding	34	-		34
Common Stock: $.0004 par value, 200,000,000 shares authorized,
- 21,697,555 shares issued and outstanding	8,635	11,880	(11,880)	8,635
Additional paid-in capital	3,681,613	-		3,681,613
Accumulated deficit	(4,765,732)	(890,668)	1,173,156	(4,483,244)
Gain/Loss on Exchange		(946)	946	-
Total Stockholders' Deficit	(658,161)	(879,734)	1,162,222	(375,673)

Total Liabilities and Stockholders' Deficit	$126,282	$359,859	$-	$486,141

NOTE D - PRO FORMA BALANCE SHEET at December 31, 2005 (CONTINUED)

Notes showing the Consolidation Adjustments to the Pro Forma Consolidated Balance Sheet

All material inter-company transactions have been eliminated in both the Tribeworks and Atlas individual consolidated financial statements, and in addition the following eliminations have been made in preparing the Pro Forma Consolidated Financial Statements:

1.	The loan from Tribeworks to Atlas of $1,101,131 has then been written off to Product Development Expenditure to match the treatment in Tribeworks at December 31, 2005.

2.	An account payable of $98,326 was accrued both in Atlas and in Tribeworks and therefore the double count has been eliminated.

3.	Atlas common shares of Euro 10,000 (US$11,880) have been eliminated.

4.	Acquisition cost of Euro 30,000 (US$37,235 - actual cost) paid by Tribeworks has been eliminated.

5.	$946 of Foreign Exchange loss reserve against accumulated deficit has been eliminated.

NOTE E - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses during both 2005 and 2004, had a working capital deficiency of $480,072 and $660,073 for 2005 and 2004, respectively, together with equity deficiencies of $375,673 and $478,381 at December 31, 2005 and 2004, respectively. The Company has reported a further loss of $293,015 for the first quarter of 2006 and at March 31, 2006 it has a working capital deficiency of $738,701 and an equity deficiency of $330,688. The Company is also in default on its note payable and has deferred payment of certain accounts payable and accrued expenses while further new equity is raised.

In light of the Company's financial condition, on March 30, 2005, the Company announced a plan of reorganization. During 2005 the old business was separated into TDC, and approximately $1 million of new equity was raised with the intention of investing in a new business of offsite IT support. On January 20, 2006, the Company acquired Atlas as the vehicle to develop this new business. A pro forma balance sheet showing the effect of this acquisition was shown above in Note D. Additionally, $335,000 of new equity was raised in the first quarter of 2006 in addition to the $400,000 raised in the fourth quarter of 2005, and an additional $122,000 raised in early April 2006 (a total of $857,000), pursuant to a private placement to various accredited investors.

To fully develop this new business, which is now at the live beta and production testing stage, further equity will need to be raised to obtain revenues and profitability, which is currently under way. In view of the matters described above, there is substantial doubt about the Company's ability to continue as a going concern unless the placement of new equity is successful. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheets is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to raise new equity to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE F - NOTES PAYABLE

On January 21, 2001, the Company borrowed $100,000 under a Private Placement Agreement. Under the terms of the agreement the lender, upon the closing of a “Qualified Financing” (as that term is defined in the agreement), could convert the loan to common stock of the Company. Such conversion never took place, and on June 12, 2003, the Company and the lender restructured this note. The original terms for the $100,000 note accrued simple interest at 10%, with all principal and accrued interest due on demand. The restructured note accrues interest at 4% and was increased by $20,000 for previously accrued interest. The new note is nonconvertible, and called for an initial payment of $30,000, which was made during June 2003, and then monthly payments of $3,500 through February 2005, with a final payment of $24,201 in March 2005. If the Company made all note payments timely in accordance with the note agreement, the lender would have forgiven $20,000 of the final payment. In accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”), the carrying value of the debt, including accrued interest, is equal to the total amount of future payments under the new note. The Company failed to make the scheduled note payments after September 2003 and has received notification of default from the lender. As such, the note was due in full on September 30, 2004 and is accruing default interest at a rate of 4% on the outstanding payment amounts of the note.

On March 30, 2005, the Company announced a plan of reorganization, intended to allow the Company to maintain its public reporting requirements, reduce its debt, and explore new business directions. The plan of reorganization included the transfer of most assets and liabilities to TDC, and the possible sale of TDC to certain current and former members of management or others. A Note in an amount of up to $100,000 was entered into as of March 29, 2005 to help cover reorganization costs.

As of December 31, 2005, the Company had borrowed $91,474 against this Note increasing the total amount owing under the Note to $175,175. No further borrowings against the Note were made in the quarter ended March 31, 2006. This Note is to be repaid from the new equity to be raised in 2006, but there can be no assurance that management will be successful in implementing its plan to raise this new equity.

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash and receivables for which the Company believes that the fair value approximates their carrying amounts.

NOTE H — REVERSE STOCK SPLIT

At the Company’s annual meeting of stockholders held August 19, 2005, a one-for-three reverse stock split was approved, which reduced the number of common shares outstanding by two-thirds. All references in the accompanying consolidated financial statements to the number of common shares, number and exercise price of stock options and stock warrants, and per share amounts for the periods prior to the reverse stock split have been restated to reflect the reverse stock split.

NOTE I - CONVERSION OF OPTIONS AND COMMON STOCK ISSUANCE

During the quarter ended March 31, 2006, an option holder exercised options to acquire 6,250 shares of our common stock for a total purchase price of $3,000, which increased the common shares outstanding to 21,613,805.

In addition $857,000 of subscription monies was received by the Company ($122,000 since March 31, 2006) from various accredited investors to subscribe for 1,714,000 shares of our common stock at a price of $0.50 per share. Once all of these shares are issued it will increase the number of common shares outstanding to 23,327,805.

NOTE J - DEFERRED COMPENSATION ARRANGEMENT

Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the applicable executive officer, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company’s common stock for the 20 trading days previous to the election date. The Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period causes the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock is no longer owed. At March 31, 2006, the Company had recorded accrued but unpaid salary related to this arrangement of $142,795. On March 29, 2006, the accrued salary under this arrangement, along with all of the Company’s material assets and other material liabilities, excluding liabilities totalling approximately $136,000, were assigned to TDC.

NOTE K — SUBSEQUENT EVENTS

On April 12, 2006, Robert Davidorf, a former director and officer of the Company, and on that date a director and officer of TDC, resigned. In his letter of resignation, Mr. Davidorf made certain claims for payment of approximately $130,000 in accrued salaries (including $95,388 relating to the above deferred compensation arrangement) and expenses allegedly owed to him. The Company disputes the amounts asserted by Mr. Davidorf as being owed to him.

We have not yet been served with a lawsuit and we are attempting to negotiate this claim with Mr. Davidorf. If such a suit is filed, we anticipate that we will raise a number of affirmative defenses and file counter claims against Mr. Davidorf. We are unable at this time to make an assessment of the outcome of this dispute.

NOTE L - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 20, 2006 the Company acquired Atlas, which over the past 18 months has been developing its new software system for providing external IT application support services for organizations with large IT functions. This work is being carried out by both Atlas employees and specialist consultants engaged to prepare modules of this new system. Some of these consultants are engaged through WebConsult, a registered Microsoft vendor, and they continue to carry out such work on normal commercial terms. Robert Altinger, a director of the Company, was formerly a consultant to or associated with WebConsult, Inc. and WebConsult Ltd.

As of March 31, 2006, we have not entered into any other contractual arrangements with related parties. There is not any other currently proposed transaction, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to the Company’s knowledge, any director, executive officer, nominee, 5% stockholder or any member of the immediate family of any of the foregoing persons have or will have a direct or indirect material interest.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

In addition to historical information, the following discussion contains statements that plan for or anticipate the future. These forward-looking statements include statements about our future business plans and strategies, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, objectives of management, and other such matters, as well as certain projections and business trends, and most other statements that are not historical in nature, that are "forward-looking" within the meaning of the Private Securities Litigation Reform Act of 1995.

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the "SEC"). You can identify these forward-looking statements by the use of words like "may," "will," "could," "should," "project," "believe," "anticipate," "expect," "plan," "estimate," "forecast," "potential," "intend," "continue" and variations of these words or comparable words. Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, without limitation, those detailed from time to time in our filings with the SEC.

We have based the forward-looking statements relating to our operations on management's current beliefs expectations, estimates, and projections about us and the industry in which we operate, as well as assumptions and information currently available to us. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Because forward-looking statements involve future risks and uncertainties, there are several important factors that could cause actual results to differ materially from historical results and percentages and from the results anticipated by these forward-looking statements. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include, without limitation:

•	Whether or not our products are accepted by the marketplace and the pace of any such acceptance,

•	our ability to continue to grow our Tools and Enterprise businesses,

•	improvements in the technologies of our competitors,

•	changing economic conditions, and

•	other factors, some of which will be outside of our control.

We have sought to identify most risks to our business but cannot predict whether or to what extent any of such risks may be realized. There can be no assurance that we have identified all possible risks that might arise. Investors should carefully consider all such risks before making an investment decision with respect to our common stock. We caution you not to place undue reliance on any forward-looking statements, all of which speak only as of the date of this Quarterly Report. You should refer to and carefully review the information in future documents we file with the SEC.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experienced a net loss of $293,015 for the first quarter of 2006.

On March 30, 2005, as previously reported in our Current Report on Form 8-K filed with the SEC on March 31, 2005, which report is incorporated herein by reference, we announced that we had determined that our business based on the iShell® technology was insufficient to sustain a viable public company, and we decided to pursue a plan of reorganization to attempt to increase our scope and profitability. The plan of reorganization that our board approved included the transfer of most assets and liabilities (including the accrued salary obligations described in NOTE J to the accompanying consolidated financial statements) to our operating subsidiary, Tribeworks Development Corporation (“TDC”), and the possible sale of TDC to certain current and former members of management or others. This is an ongoing process, and some of the former business divisions have been transferred and others wound down, which is reflected in the consolidated financial statements that are included as part of this Quarterly Report.

On January 20, 2006, as previously reported in our Current Report on Form 8-K filed with the SEC on January 26, 2006, which report is incorporated herein by reference, we acquired TakeCareofIT Holdings Limited, a Malta corporation, and its subsidiaries, who have been collectively doing business as Atlas Technology Group (collectively, “Atlas”). Atlas was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions.

As our old business continues to be wound down and we continue to develop the Atlas business, there will be a period of some months when there will be little or no revenue coming into the Company.

Revenues

Total revenues were $60,485 for the three months ended March 31, 2006, a decrease of 72% compared to total revenues of $219,113 for the three months ended March 31, 2005 which in turn was a decrease of 24% compared to total revenues of $287,805 for the three months ended March 31, 2004. The decrease in 2006 is primarily due to the transfer or winding down of certain of our prior business divisions, as described above.

The Tools Business, which primarily includes sales of commercial or educational use of our iShell 4, iShell Mobile, and Kinoma Media Album software, and sales of books and third party plug-ins, decreased by 84% to $8,362 for the first quarter of 2006, compared to $50,892 for the first quarter of 2005, as this business is transitioned to a former staff member on a sales and profit share basis which will be completed during the second quarter of 2006.

The Enterprise business decrease in the first quarter of 2006 by 69% to $52,123, compared to $168,221 for the first quarter of 2005, as the contracts carried over from 2005 are completed and this division will either be closed or the residual sold to former management.

Cost of Sales

Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfilment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. Cost of sales was $21,805 for the three months ended March 31, 2006, down from $60,915 for the three months ended March 31, 2005. The decrease is primarily due to the transfer or winding down of certain of our prior business divisions. The calculation of gross margins is irrelevant as the business is wound down.

Operating Expenses

With the development of the new Atlas business, the main operating cost is product development costs, which are now being incurred with Atlas with a first quarter cost of $137,455 (after capitalizing $155,907 of product development expenditure under a change of accounting policy) compared to $1,141,031 for the full year 2005, after the full amount of advances of $1,101,031 to Atlas for use on development costs during 2005, ie, an average quarterly development cost of $275,258, was written off at year end.

Product development expenses consist primarily of compensation and benefits to support product development. Product development expenses in the first quarter of 2006 increased to $137,455, as compared to $7,984 in the first quarter of 2005, as we undertake our new development work in Atlas. This higher level of spending on development costs will continue for the rest of 2006 as further development and testing is completed and full commercialization gets under way.

Sales and marketing expenses consist primarily of compensation and benefits and other public relations and marketing costs. Sales and marketing expenses were $12,695 and $38,322 for the quarters ended March 31, 2006 and 2005, respectively, and again the change reflects the transfer or winding down of certain of our prior business divisions and was mainly related to the new Atlas business.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $182,690 and $66,708 for the quarters ended March 31, 2006 and 2005, respectively. This increase is primarily due to an increase in outside services, including accounting fees and legal fees, but also to cover the increased infrastructure being established to operate the new Atlas business.

Interest Expense

Interest expense was $1,145 for the quarter ended March 31, 2006, compared to interest expense of $0 for the quarter ended March 31, 2005.

Provision for Income Taxes

We recorded no tax provision for the quarter ended March 31, 2006 and no tax provision for the quarter ended March 31, 2005, due to the availability of net operating loss carryforwards.

Net Income (Loss)

The net loss for the quarter ended March 31, 2006 was $293,015 compared to a net income of $42,810 for the quarter ended March 31, 2005. Again, the change reflects the transition from our prior business divisions to the new Atlas business.

Liquidity and Capital Resources

At March 31, 2006, we had cash of $154,764 compared to $36,336 at March 31, 2005. The increase is primarily due to the fact that our capital requirements have increased significantly from previous quarters based on the new development work being undertaken in connection with the Atlas business.

At March 31, 2006, our principal source of liquidity was $154,764 of cash. During the quarter ended March 31, 2006, we also raised $335,000 of new equity and $3,000 from the exercise of outstanding stock options. Based on our projected cash flow requirements, taking into account our cash balance, anticipated revenues from our ongoing business, and projected expenditures, we believe we will be required to raise additional equity financing within the next 12 months and our Board of Directors is addressing this need for additional capital.

Cash used by operating activities was $198,925 for the quarter ended March 31, 2006 compared to $42,393 for the quarter ended March 31, 2005. The increase is the result of our increased development costs associated with the Atlas business.

Cash used in investing activities for the quarters ended March 31, 2006 and 2005 was $162,110 and $0, respectively. The cash invested in the first quarter 2006 has been for the development of the new software and purchase of computers for the new Atlas business, whereas in 2005 no investment was made as the previous business was about to be reorganized.

Cash provided by financing activities for the quarters ended March 31, 2006 and 2005 was $338,000 and $35,000, respectively. The primary source of funds was $335,000 of new subscription monies for our common stock, with an additional $3,000 from the exercise of 6,250 staff options.

We do not expect to be profitable during 2006. Our Board of Directors will be seeking additional capital to finance our operations in the form of additional equity or debt, but there is no assurance that this additional financing will be available to us or, if it is available, that it will be on commercially reasonable terms. We do not expect to devote substantial capital resources to hiring additional personnel if more funds do not become available to us. In addition, the inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations, and financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, that as of March 31, 2006, our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act, and include controls and procedures designed to ensure that information required to be disclosed by us in such periodic filings is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Since December 31, 2005, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

    During the last quarter of 2005 and the first two quarters of 2006, we sold an aggregate of 1,714,000 shares of our common stock to various accredited investors pursuant to a private placement at a price of $0.50 per share, for an aggregate offering price of $857,000. This offering was exempt from registration pursuant to Rule 506 promulgated under the Securities Act. Each of the investors executed subscription agreements and represented in writing that they were accredited investors, as defined in Rule 501 promulgated under the Securities Act.

Item 6. Exhibits.

(a) The following exhibits are included in this report or incorporated by reference into this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB/A filed July 10, 2000)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed April 14, 2004)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-QSB/A filed July 10, 2000)

4.1
Certificate of Designation, Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock of Tribeworks Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 11, 2005)

4.2	Form of Subscription Agreement for Common Stock of Tribeworks Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 3, 2005)

4.3	Pan World Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)

4.4	Tribeworks, Inc. 2001 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)

4.5	Tribeworks, Inc. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Schedule 14A filed April 14, 2004)

10.1	Asset and Liability Assignment and Indemnification Agreement, dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)

10.2	Promissory Note, dated March 29, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBEWORKS, INC.,
a Delaware corporation

Date: May 22, 2006	By:	/s/ Peter B Jacobson
Peter B Jacobson
Chief Executive Officer

Date: May 22, 2006	By:	/s/ B. S. P. Marra
B. S. P. Marra
Chief Financial Officer

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-QSB/A filed July 10, 2000)

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed April 14, 2004)

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-QSB/A filed July 10, 2000)

4.1
Certificate of Designation, Preferences, Rights and Limitations of Series B Convertible Redeemable Preferred Stock of Tribeworks Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed October 11, 2005)

4.2	Form of Subscription Agreement for Common Stock of Tribeworks Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed November 3, 2005)

4.3	Pan World Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)

4.4	Tribeworks, Inc. 2001 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)

4.5	Tribeworks, Inc. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Schedule 14A filed April 14, 2004)

10.1	Asset and Liability Assignment and Indemnification Agreement, dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)

10.2	Promissory Note, dated March 29, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.