Form 10QSB
period 2006-06-30
TRIBEWORKS INC
filed 2006-08-14
CIK 1093636

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Tribeworks, Inc.

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	94-3370795

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2001 152nd AVENUE NE, REDMOND WA 98052

(Address of Principal Executive Offices)
(425) 458-2360

(Issuer’s Telephone Number, Including Area Code)
111 VIA QUITO, NEWPORT BEACH, CA 92663; (949) 274-3633

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☑
     As of the close of business on August 14, 2006, there were 24,467,805 shares outstanding of the issuer’s common stock, par value $0.0004 per share.
     Transitional Small Business Disclosure Format: Yes ☐ No ☑

TRIBEWORKS, INC.
FIRST QUARTER 2006 REPORT ON FORM 10-QSB

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

	June 30,	December 31
	2006	2005
		See-Note D
Current Assets
Cash	$1,043,665	$177,799
Accounts receivable, net of allowance for doubtful accounts of $1,500	108,661	35,294
Prepaid expenses	12,669	27,145

TOTAL CURRENT ASSETS	1,164,995	240,238
Other Assets
Equipment, net of accumulated depreciation of $110,259 - 2005: $51,834	310,085	245,903
Capitalized Software Development Costs	220,858

	530,943	245,903

TOTAL ASSETS	$1,695,938	$486,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable	$639,369	$447,108
Accrued expenses	359,109	182,108
Due to stockholders	6,232	6,232
Income Taxes Payable	3,863	3,882
Notes payable	190,000	175,175
Other Loan	1,186	11,758
Deferred revenue	35,551	35,551

TOTAL CURRENT LIABILITIES	1,235,310	861,814

Stockholders’ Deficit
Application Monies for new Stock		417,289
Preferred stock: $.0004 par value, 10,000,000 shares authorized, 84,000 shares issued and outstanding	34	34
Common stock: $.0004 par value, 200,000,000 shares authorized, 24,467,805 shares issued and outstanding	9,789	8,635
Additional paid-in capital	5,770,284	3,681,613
Accumulated deficit	(5,319,479)	(4,483,244)

TOTAL STOCKHOLDERS’ SURPLUS (DEFICIT) – see Note A	460,628	(375,673)

TOTAL LIABILITIES AND STOCKHOLDERS’ SURPLUS	$1,695,938	$486,141

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three Months Ended June 30,
	Atlas	Tribeworks	Consolidated
	2006	2006	2006	2005
REVENUES	$—	$61,885	$61,885	$182,501

COST OF SALES	—	65,729	65,729	68,654

GROSS PROFIT	—	(3,844)	(3,844)	113,847

OPERATING EXPENSES
Product support	—	—	—	3,160
Product development	270,117	—	270,117	10,951
Sales and marketing	32,292	—	32,292	42,011
General and administrative	227,297	8,711	236,008	125,877

	529,706	8,711	538,417	181,999

INCOME (LOSS) FROM OPERATIONS	(529,706)	(12,555)	(542,261)	(68,152)

INTEREST EXPENSE	(179)	—	(179)	(696)
OTHER INCOME (EXPENSE)	(756)		(756)	850

	(935)	—	(935)	154

INCOME (LOSS) BEFORE INCOME TAXES	(530,641)	(12,555)	(543,196)	(67,998)

INCOME TAXES	25	—	25	1,201

NET INCOME (LOSS)	$(530,666)	$(12,555)	$(543,221)	$(69,199)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED			$(0.02)	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED			22,329,420	1,569,555

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Six Months Ended June 30,
	Atlas	Tribeworks	Consolidated
	2006	2006	2006	2005
REVENUES	$—	$122,370	$122,370	$401,614

COST OF SALES	—	87,534	87,534	129,569

GROSS PROFIT	—	34,836	34,836	272,045

OPERATING EXPENSES
Product support	—	—	—	5,535
Product development	374,096	33,476	407,572	18,935
Sales and marketing	44,524	463	44,987	80,333
General and administrative	376,371	42,327	418,698	192,585

	794,930	76,266	871,257	297,388

INCOME (LOSS) FROM OPERATIONS	(794,991)	(41,430)	(836,421)	(25,342)

INTEREST INCOME (EXPENSE)	2,288	(1,322)	966	(696)
OTHER INCOME (EXPENSE)	(756)		(756)	850

	1,532	(1,322)	210	154

INCOME (LOSS) BEFORE INCOME TAXES	(793,459)	(42,752)	(836,211)	(25,188)

INCOME TAXES	25	—	25	1,201

NET INCOME (LOSS)	$(793,484)	$(42,752)	$(836,236)	$(26,389)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED			$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED			22,329,420	1,569,555

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(836,235)	$(26,389)

Adjustments:
Depreciation and FX adjustments	62,679	616
Changes in:
Accounts receivable	(73,367)	879
Costs and estimate earnings in excess of billings on uncompleted contracts		(10,379)
Prepaid expenses	14,476	16,093
Accounts payable	192,261	(23,089)
Accrued expenses	177,001	34,354
Taxes payable		(19)
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	—	(75,594)

Total adjustments	373,031	(57,120)

Net cash provided (used) by operating activities	(463,204)	(83,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(122,607)	—
Loan advance		(378,739)
Capitalization of Development Costs	(220,858)	—

Net cash provided (used) by investing activities	(343,465)	(378,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	—	409,000
Reduction in short term loan	(10,572)	—
Increase in note payable	(14,825)	60,748
Proceeds from application monies received and options exercised (net of fees and costs)	1,672,535	—

Net cash provided (used) by financing activities	1,672,535	469,748

NET INCREASE (DECREASE) IN CASH	865,866	7,500

CASH, BEGINNING OF PERIOD	177,799	43,729

CASH, END OF PERIOD	$1,043,665	$51,229

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
NOTE A — PRINCIPLES OF PRESENTATION AND GOING CONCERN
     The accompanying unaudited financial statements of Tribeworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the Company’s financial position as of June 30, 2006, and its results of operations and cash flows for the three months ended June 30, 2006 and 2005, have been included. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.
     Following the acquisition of Atlas (see Notes B and D below) the Income Statement has been presented with two extra columns so that the reader can see the contributions and expenses of both the old Tribeworks business (now held in Tribeworks Development Corporation (“TDC”) — see Note B) and the newly acquired Atlas business. As the acquisition of Atlas took place on January 20, 2006 all of the 2005 comparative figures relate solely to the old Tribeworks business. It should also be noted that TDC is in the process of being sold to the former management and staff members of that company and it is anticipated that this process will be completed in the third quarter of 2006; for further comments about this anticipated sale, see Notes B, C, E and I, below.
     The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses during both 2005 and 2004, had a working capital deficiency of $480,072 and $660,073 for 2005 and 2004, respectively, together with equity deficiencies of $375,673 and $478,381 at December 31, 2005 and 2004, respectively. The Company has reported a further loss of $543,221 for the second quarter of 2006 and at June 30 2006 it has a working capital deficiency of $70,315 but an equity surplus of $460,628. The Company was previously in default on its note payable, but this has been repaid since June 30, 2006. In addition the Company had deferred payment of certain accounts payable and accrued expenses while further new equity was raised. $1,425,000 of new equity was raised in June 2006 and since June 30, 2006 a number of these deferred payables have been paid and others will be dealt with at the time of the sale of TDC to its former management, which the Company expects will occur during the third quarter of 2006.
     In light of the Company’s financial condition, on March 30, 2005, the Company announced a plan of reorganization. During 2005 the old business was separated into TDC, and approximately $1 million of new equity was raised with the intention of investing in a new business of offsite IT support. On January 20, 2006, the Company acquired Atlas as the vehicle to develop this new business. A pro forma balance sheet showing the effect of this acquisition was shown above in Note D. Additionally, $335,000 of new equity was raised in the first quarter of 2006 in addition to the $400,000 raised in the fourth quarter of 2005, and an additional $122,000 raised in early April 2006 (a total of $857,000), pursuant to a private placement to various accredited investors. Also in June 2006 $1,425,000 of new equity (before fees and other expenses) was raised by way of a private placement of 1,140,000 at $1.25 each together with a two year warrant to purchase a further share at $1.75 for every two shares.
     To fully develop this new business, which is now at the live beta and production testing stage, further equity will need to be raised to obtain revenues and profitability, the planning for which is currently under way for the fourth quarter of 2006. In view of the matters described above, there is still doubt about the Company’s ability to continue as a going concern unless the placement of new equity is successful, although some modest revenue is now being generated. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheets is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to raise new equity to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B — NATURE OF BUSINESS
     The Company’s business activity during 2005 and 2004 was a mixture of consulting services based on the iShell® technology and the sale of the iShell® technology, which provides tools for creating and delivering multimedia applications. Internet media developers use the iShell® technology for creation and deployment of electronic content that utilizes interactive features combining graphics, video, and audio content. The Company also exploited its software primarily through the licensing of its software tools to multimedia and software developers and through building customized licensed versions that include professional engineering to meet contract requirements.
     On March 30, 2005, the Company announced that it had determined that this business was insufficient to sustain a viable public company, and that the Company had decided to pursue a plan of reorganization to attempt to increase its scope and profitability. The plan of reorganization that the Board of Directors approved included the transfer of most assets and liabilities (including the accrued salary obligations described in NOTE I) to TDC, one of the Company’s operating subsidiaries, and the possible sale of TDC to certain current and former members of its management or others. This is an ongoing process, and some of the former business divisions have been transferred and others wound down, which is reflected in the accompanying consolidated financial statements.
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
     Atlas has it head office in Malta with a subsidiary office in Wellington, New Zealand and a data center in Seattle, Washington. Atlas has 11 employees and 3 working directors. The initial support centers are based in Malta, with another support center in New Zealand, creating a “follow-the-sun” 24 hour coverage. As business grows, the Company intends to establish additional support centers as needed to increase capacity. State of the art VoIP (Voice over Internet Protocol, which allows telephone calls to be made over the Internet via computers), Call Tracking and Monitoring technology provide each employee with the leverage needed to maximize support delivery to the fullest possible extent. Two central data center locations will also be established to run the required infrastructure. All of these servers will be in a secure, fully redundant configuration, with on-demand high bandwidth available, as well as onsite backup and hands-on support services.
     This business is still in the development stage and the product development costs have been written off in the accompanying consolidated financial statements. The Company anticipates that initial testing with pilot customers will commence in the third quarter of 2006 and that the first modest levels of revenue will start in the third quarter.

NOTE C — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Consolidation
     The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, TDC and (since the first quarter of 2006) Atlas, which consists of TakeCareofIT Holdings Limited, a Malta corporation; TakeCareofIT Limited, a Gibraltar corporation; TakeCareofIT (NZ) Limited, a New Zealand corporation; and TakeCareofIT (US) Inc., a United States corporation. Following the acquisition of Atlas the consolidated income statement has been presented with two extra columns so that the reader can see the contributions and expenses of both the old Tribeworks business and the newly acquired Atlas business. As the acquisition of Atlas took place on January 20, 2006 all of the 2005 comparative figures relate solely to the old Tribeworks business.
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
Accounts Receivable
     Accounts receivable are reported at the amount management expects to collect on balances outstanding at year-end. The amount of the accounting loss that the Company is at risk for these unsecured accounts receivable is limited to their carrying value, which was $67,619 at June 30, 2006. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable to consider the collectability of each account.
Customer Concentrations
     For the three months ended June 30, 2006, two customers accounted for 100% of total revenues as we finalize existing contracts in anticipation of the sale of TDC. For the three months ended June 30, 2005, three customers accounted for 55%, 10% and 7% of total revenues, respectively. At June 30, 2006, accounts receivable from these two major customers accounted for $55,520 of the total accounts receivable of $67,619.
     Revenues from international customers were approximately zero% and 66% of total revenues for the three months ended June 30, 2006 and 2005, respectively. Revenues are paid in U.S. dollars and some previous revenue in Japanese yen. Approximately 10% and 64% of revenues for the three months ended June 30, 2006 and 2005, respectively, were generated from Japanese customers. At June 30, 2006, accounts receivable from all international customers totalled $0.

NOTE C — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Technology License
     The Company’s principal business activity in 2005 and prior years was focused on the commercialization of the iShell® technology, which was developed by a former officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell® in exchange for $100,000 and warrants to purchase 75,758 shares of common stock at an exercise price of $1.32 per share, valued at $30,000. The $130,000 cost was fully amortized at December 31, 2002. This license has been sold to a former staff member.
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
Software Development Costs
     The Company has in the past expensed all of its software development costs in the period the costs are incurred. With the new software being developed by Atlas now reaching the live beta and production testing stages, the Board of Directors has decided to adopt Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) with effect from January 1, 2006, and to capitalize certain development costs that meet the requirements of SFAS 86.
     As a result of the adoption of SFAS 86, $64,951 (as compared to $155,907 for the quarter ended March 31, 2006) of development costs have been capitalized and the result for the quarter has been reduced by the same amount as if the Company had continued to write off all development costs in the period in which they were incurred. These capitalized costs will be amortized over three years from the date on which the new Atlas business goes into full commercialization. Not all of the development costs for the period meet the requirements of SFAS 86, and $137,455 of development costs have been expensed in the period.
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
     Financial Accounting Standards Board Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS 148”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123 as follows:

	Three Months Ended
	March 31,
	2006	2005
Net income (loss), as reported	$(543,221)	$(69,199)

Add: Stock-based compensation expense included in net income or loss, no tax effect	—	—

Deduct: Total stock-based compensation expense determined under fair value method for all awards, no tax effect	—	—

Pro forma net income (loss)	$(543,221)	$(69,199)

Net income (loss) per share, basic and diluted:

As reported	$(0.02)	$(0.04)

Pro forma	$(0.02)	$(0.04)

     We did not grant any options to purchase shares of the Company’s Common Stock during the three months ended June 30, 2006, or during the same period in 2005.

NOTE D — PRO FORMA BALANCE SHEET at December 31, 2005
TRIBEWORKS, INC AND SUBSIDIARIES
UNAUDITED PRO FORMA CONSOLIDATED
BALANCE SHEET
(incorporating Atlas Technology Group acquired assets and liabilities)

		Atlas
		Technology	Pro forma	Pro forma
As of December 31, 2005	Tribeworks	Group	Adjustments	Consolidated
ASSETS
Current Assets
Cash	84,527	93,272		177,799
Accounts receivable, net of allowance for doubtful accounts of $1,500	12,698	22,596		35,294
Prepaid Expenses	27,145	—		27,145

Total Current Assets	124,370	115,868	—	240,238

Other Assets
Equipment and Furniture, net of accumulated depreciation of $51,834	1,912	243,991		245,903

Total Assets	$126,282	$359,859		$486,141

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	381,495	126,704	(61,091)	447,108
Accrued expenses	182,108	—		182,108
Due to stockholders	6,232	—		6,232
Income Taxes Payable	3,882	—		3,882
Note Payable	175,175	—		175,175
Loan from Tribeworks	—	1,101,131	(1,101,131)	—
Other loan	—	11,758		11,758
Deferred Income	35,551	—		35,551

Total Current Liabilities	784,443	1,239,593	(1,162,222)	861,814

Stockholder’s Deficit
Application Monies for new Stock	417,289	—		417,289
Preferred Stock: $.0004 par value, 10,000 shares authorized,
- 84,000 Series B Preferred Shares issued and outstanding	34	—		34
Common Stock: $.0004 par value, 200,000,000 shares authorized,
- 21,697,555 shares issued and outstanding	8,635	11,880	(11,880)	8,635
Additional paid-in capital	3,681,613	—		3,681,613
Accumulated deficit	(4,765,732)	(890,668)	1,173,156	(4,483,244)
Gain/Loss on Exchange		(946)	946	—

Total Stockholders’ Deficit	(658,161)	(879,734)	1,162,222	(375,673)

Total Liabilities and Stockholders’ Deficit	$126,282	$359,859	$—	$486,141

NOTE D — PRO FORMA BALANCE SHEET at December 31, 2005 (CONTINUED)
Notes showing the Consolidation Adjustments to the Pro Forma Consolidated Balance Sheet
     All material inter-company transactions have been eliminated in both the Tribeworks and Atlas individual consolidated financial statements, and in addition the following eliminations have been made in preparing the Pro Forma Consolidated Financial Statements:
1.	The loan from Tribeworks to Atlas of $1,101,131 has been written off to Product Development Expenditure to match the treatment in the Tribeworks financial statements at December 31, 2005. In addition, this loan has also been written off to Product Development Expenditure (with the exception of cash and fixed assets acquired) in the Atlas restated financial statements to match the treatment in the Tribeworks financial statements at December 31, 2005.

2.	An account payable of $98,326 was accrued both in Atlas and in Tribeworks and therefore the double count has been eliminated.

3.	Atlas common shares of Euro 10,000 (US$11,880) have been eliminated.

4.	Acquisition cost of Euro 30,000 (US$37,235 — actual cost) paid by Tribeworks has been eliminated and the Goodwill arising of US$25,355 has been written off and charged to retained earnings/(losses).

5.	$946 of Foreign Exchange loss reserve against accumulated deficit has been eliminated.
NOTE E — NOTES PAYABLE
     On January 21, 2001, the Company borrowed $100,000 pursuant to a Private Placement Agreement with a third party lender. Under the terms of the agreement the lender, upon the closing of a “Qualified Financing” (as that term is defined in the agreement), could convert the loan to common stock of the Company. Such conversion never took place, and on June 12, 2003, the Company and the lender restructured this note. The original terms for the $100,000 note accrued simple interest at 10%, with all principal and accrued interest due on demand. The restructured note accrues interest at 4% and was increased by $20,000 for previously accrued interest. The new note is nonconvertible, and called for an initial payment of $30,000, which was made during June 2003, and then monthly payments of $3,500 through February 2005, with a final payment of $24,201 in March 2005. If the Company made all note payments timely in accordance with the note agreement, the lender would have forgiven $20,000 of the final payment. In accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”), the carrying value of the debt, including accrued interest, is equal to the total amount of future payments under the new note. The Company failed to make the scheduled note payments after September 2003 and has received notification of default from the lender. As such, the note was due in full on September 30, 2004 and is accruing default interest at a rate of 4% on the outstanding payment amounts of the note.
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
     As of December 31, 2005, the Company had borrowed $91,474 against this note, increasing the total amount owing under this note to $175,175. No further borrowings against this note were made in the quarter ended June 30, 2006, but a settlement was reached in July 2006 and the sum of $190,000 was paid as full and final settlement. The additional cost of $14,825 has been charged as an expense in the second quarter financial statements.

NOTE F — FAIR VALUE OF FINANCIAL INSTRUMENTS
     The Company’s financial instruments include cash, receivables due to stockholders, loans payable and income taxes payable for which the Company believes that the fair value approximates their carrying amounts.
NOTE G — REVERSE STOCK SPLIT
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
NOTE H — COMMON STOCK AND WARRANT ISSUANCE
     During the quarter ended June 30, 2006, the Company made two issuances of shares:
a)	1,714,000 shares of Common Stock at a price of $0.50 per share. This was in exchange for $735,000 of subscription monies held as at March 31, 2006 and $122,000 of subscriptions received in April 2006.

b)	An additional 1,140,000 shares of Common Stock were sold during the quarter ended June 30, 2006 to five European investment funds at a price of $1.25 per share. Along with these shares, the Company also issued one warrant for every two new shares of Common Stock purchased. The warrants have an exercise price of $1.75 per share. The warrants have a two year term and expire on May 31, 2008. Each investor represented in writing to the Company that it was an “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.

c)	In addition to brokerage and commission fees of $85,500 for raising the funds in b) above Westmount Capital was issued 85,500 warrants with an exercise price of $1.75 per share. These warrants have a two year term and expire on June 16, 2008.
     As a result of these issues the total number of shares of Common Stock issued and outstanding increased to 24,467,805. Once the Series B Preferred Stock is converted the fully diluted capital of the Company will consist of 24,551,805 shares of Common Stock.

NOTE I — DEFERRED COMPENSATION ARRANGEMENT AND DISPUTE WITH FORMER EMPLOYEE
     Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its then executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the applicable executive officer, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company’s common stock for the 20 trading days previous to the election date. The Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period causes the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock is no longer owed. At June 30, 2006, the Company had recorded accrued but unpaid salary related to this arrangement of $142,795. On March 29, 2005, the accrued salary under this arrangement, along with all of the Company’s material assets and other material liabilities, excluding liabilities totalling approximately $136,000, were assigned to TDC.
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
     We have not yet been served with a lawsuit and we are attempting to negotiate this claim with Mr. Davidorf as one of the potential purchasers of TDC. The current negotiations contemplate that all claims by Mr Davidorf will be settled for a sum substantially less than the amount claimed and the amount accrued in the books of the Company for deferred compensation., and that Mr. Davidorf will release the Company with respect to these claims.
     Settlement of this claim is still not certain and if not settled and should Mr Davidorf file such a suit, we anticipate that we will raise a number of affirmative defenses and file counterclaims against Mr. Davidorf. We are unable at this time to make an assessment of the likely outcome of this dispute.
NOTE J — SUBSEQUENT EVENTS
     As described in Note E above, in July 2006 the note referred to in Note E above was repaid in full and final settlement and as a result there is no further default.
NOTE K — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
     On January 20, 2006 the Company acquired Atlas, which over the past 18 months has been developing its new software system for providing external IT application support services for organizations with large IT functions. This work is being carried out by both Atlas employees and specialist consultants engaged to prepare modules of this new system. Some of these consultants are engaged through WebConsult, a registered Microsoft vendor, and they continue to carry out such work on normal commercial terms. Robert Altinger, a director of the Company, was formerly a consultant to and was associated with WebConsult, Inc. and WebConsult Ltd.
     During the second quarter the three executive directors of the Company were paid fees of $10k per month in lieu of salary as compensation for their time until contracts are negotiated.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS
     In addition to historical information, the following discussion contains statements that plan for or anticipate the future. These forward-looking statements include statements about our future business plans and strategies, future actions, future performance, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, objectives of management, and other such matters, as well as certain projections and business trends, and most other statements that are not historical in nature, that are “forward-looking” within the meaning of the Private Securities Litigation Reform Act of 1995.
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the “SEC”). You can identify these forward-looking statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, without limitation, those detailed from time to time in our filings with the SEC.
     We have based the forward-looking statements relating to our operations on management’s current beliefs expectations, estimates, and projections about us and the industry in which we operate, as well as assumptions and information currently available to us. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Because forward-looking statements involve future risks and uncertainties, there are several important factors that could cause actual results to differ materially from historical results and percentages and from the results anticipated by these forward-looking statements. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include, without limitation:
•	Whether or not our products are accepted by the marketplace and the pace of any such acceptance,

•	our ability to attract customers for our new business,

•	improvements in the technologies of our competitors,

•	changing economic conditions, and

•	other factors, some of which will be outside of our control.
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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     We experienced a net loss of $543,221 for the quarter ended June 30, 2006, an increase of $250,206, or 85%, from the loss of $293,015 reported for the first quarter of 2006, making a total loss year to date of $836,236. This is further discussed below, but is a reflection of the transition and changeover between the previous business of Tribeworks and the new Atlas business being developed.
     On March 30, 2005, as previously reported in our Current Report on Form 8-K filed with the SEC on March 31, 2005, which report is incorporated herein by reference, we announced that we had determined that our business based on the iShell® technology was insufficient to sustain a viable public company, and we decided to pursue a plan of reorganization to attempt to increase our scope and profitability. The plan of reorganization that our board approved included the transfer of most assets and liabilities (including the accrued salary obligations described in NOTE I to the accompanying consolidated financial statements) to our operating subsidiary, Tribeworks Development Corporation (“TDC”), and the possible sale of TDC to certain current and former members of management or other staff. This is an ongoing process, and some of the former business divisions have been transferred and others wound down, which is reflected in the consolidated financial statements that are included as part of this Quarterly Report.
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
     As our old business continues to be wound down and we continue to develop the Atlas business, there will be a period of some months when there will be little or no revenue coming into the Company. We cannot predict when substantial revenue and breakeven will occur, but during the third quarter we expect that the new Atlas business will begin generating modest amounts of revenue.
     In the review below and in the accompanying income statement we have separated the revenue and expenses between the old Tribeworks business and the new Atlas business.
Revenues
     Total revenues were $61,885 for the three months ended June 30, 2006, a decrease of 66% compared to total revenues of $182,501for the three months ended June 30, 2005. For the six months ended June 30, 2006 total revenues were $122,370 compared to $401,614 for the first six months of 2005. All of this revenue relates to the old Tribeworks business and reflects that this business is being run down. The revenue includes sales of some iShell products (and this business has now been sold to a former staff member) with the majority of the revenue coming from the finalization of the remaining contracts for custom built products.
Cost of Sales
     Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfilment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. All of the final costs of completing these contracts have been accounted for in the cost of sales and hence the result for the three months ended June 30, 2006 is a negative gross margin of $3,844, as all final costs have been taken into account. The gross margin for the six months ended June 30, 2006 was $34,836 compared to $272,045 for the same period last year. However, calculation of gross margins is irrelevant as the old Tribeworks business is wound down.

Operating Expenses
     The operating expenses associated with the old Tribeworks business amounted to $8,711 for the June 30, 2006 quarter and comprised mainly the final rent payments of our former office space, which has now been transferred to a former staff member with the former iShell business. For the six months ended June 30, 2006 there was also some product development expenditure related to the final contracts. As at June 30, 2006 the old Tribeworks business is now effectively closed and we are currently negotiating to sell the residual assets and liabilities of TDC to its former management and therefore comparisons to former periods would be irrelevant.
     With the development of the new Atlas business, the main operating cost is product development costs, which are now being incurred with Atlas with a second quarter cost of $270,117 compared with the first quarter cost of $137,455. The increase in the second quarter is due to a reduced amount of product development expenditure being capitalized: $64,951 in the quarter ended June 30, 2006 as compared to $155,907 of product development expenditure capitalized in the quarter ended March 31, 2006. The combined cost (capitalized and expensed) of product development in the quarter ended June 30, 2006 was $335,068 compared to $265,886 in the quarter ended March 31, 2006. The Company is now getting to the end of the product development phase and is now beginning the product testing phase. Capitalization of product development expenditure is a change of accounting policy for Tribeworks compared to prior years and in the full 2005 year the entire cost of product development expenditure of $1,141,031 was expensed, including the full amount of advances of $1,101,031 made by Tribeworks to Atlas for use in development costs during 2005, which was written off at year end resulting in an average quarterly development cost of $275,258.
     Sales and marketing expenses consist primarily of compensation and benefits and other public relations and marketing costs. Sales and marketing expenses were $32,292 for the quarter ended June 30, 2006 ($12,232 in the first quarter of 2006) and related totally to the new Atlas business. There are no comparatives for 2005 as Atlas was not acquired until January 20, 2006.
     General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses for the Atlas business stream were $227,297 for the quarter ended June 30, 2006 compared with $149,074 for the quarter ended March 31, 2006. This increase is primarily due to an increase in outside services, including accounting fees and legal fees, but also included the combined salaries to the three executive directors of $60,000, who were not fully compensated in the quarter ended March 31, 2006.
Interest and Other Expense
     Interest expense was $179 for the quarter ended June 30, 2006, compared to interest expense of $696 for the quarter ended June 30, 2005. Net interest was an income item in the first quarter of 2006 and therefore the six months ended June 30, 2006 interest shows a net income of $966.
     Other expense of $756 relates primarily to foreign exchange differences in the quarter ended June 30, 2006, compared to income of $850 for the same period in 2005.
Provision for Income Taxes
     We recorded no tax provision for the quarter ended June 30, 2006, but had tax deducted from an interest receipt that was netted against interest expense. In the quarter ended June 30, 2005 we had a tax payment of $1,201 which related to California taxes. We have net operating loss carryforwards from prior year losses.
Net Income (Loss)
     The net loss for the quarter ended June 30, 2006 was $543,221 compared to $293,015 for the quarter ended March 31, 2006 (a loss for the six months to June $836,236) compared to a net loss of $69,998 for the quarter ended June 30, 2005 and $25,342 for the six months ended June 30, 2005. As can be seen from the analysis in the consolidated income statement, $530,666 of the loss for the three months ended June 30, 2006 ($793,459 for the six months ended June 30, 2006) relates to the new Atlas business and this reflects the costs of the transition from our prior business divisions of Tribeworks to the new Atlas business.

Liquidity and Capital Resources
     At June 30, 2006, we had cash of $1,043,665 compared to $51,229 at June 30, 2005 and $177,799 at December 31, 2005. The increase is primarily due to a private placement of 1,140,000 new shares of Common Stock at $1.25 per share which took place in June 2006. The funds from this private placement will be used to repay the creditors owing at that date and to meet our working capital requirements over the coming months.
     Based on our projected cash flow requirements, taking into account our cash balance, anticipated revenues from our ongoing business and some very modest levels of revenue from Atlas starting in the third quarter, and projected expenditures, we believe we will be required to raise additional equity financing within the next 12 months and our Board of Directors is addressing this need for additional capital.
     Cash used by operating activities was $463,204 for the six months ended June 30, 2006, compared to $198,925 for the quarter ended March 31, 2006 and compared to $83,509 for the six months ended June 30, 2005. The increase is the result of our increased development costs associated with the Atlas business.
     Cash used in investing activities for the six months ended June 30, 2006 was $343,465 compared to $162,110 for the quarter ended March 31, 2006 and $378,739 for the six months ended June 30, 2005. The cash invested in the six months ended June 30, 2006 has been for the development of new software and purchase of computers and software for the new Atlas business. The $378,739 of advances made in the six months ended June 30, 2005 were made to Atlas for the purchase of computers and the development of software. During the quarter ended June 30, 2006 additional servers were purchased to further strengthen and upgrade our data center in preparation for going into the production phase of the new business and this should give enough capacity through the testing phase and into full operations beginning in 2007.
     Cash provided by financing activities for the six months ended June 30, 2006 was $1,672,535, consisting primarily of new equity raised, being the balance of a private placement started prior to December 31, 2005 and a further private placement of 1,140,000 new shares of Common Stock at $1.25 per share made in June 2006.
     We do not expect to be profitable during 2006, but some modest revenue is expected to be generated during the third quarter, but not sufficient to reach a breakeven point. Our Board of Directors will be seeking additional capital to finance our operations in the form of additional equity or debt, but there is no assurance that this additional financing will be available to us or, if it is available, that it will be on commercially reasonable terms. We do not expect to devote substantial capital resources to hiring additional personnel if more funds do not become available to us. In addition, the inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations, and financial condition.
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Related Party Transactions
     As of June 30, 2006, we have not entered into any contractual arrangements with related parties other than as shown in Note K of the consolidated financial statements above. There is not any other currently proposed transaction, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% stockholder or any member of the immediate family of any of the foregoing persons have or will have a direct or indirect material interest.

Item 3. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, that as of June 30, 2006, our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act, and include controls and procedures designed to ensure that information required to be disclosed by us in such periodic filings is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Since December 31, 2005, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.
     There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
There are no legal proceedings pending against Company and the only threat of legal proceedings is disclosed in Note I above.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     During the quarter ended June 30, 2006, we sold an aggregate of 1,140,000 shares of our common stock to various accredited investors pursuant to a private placement at a price of $1.25 per share, for an aggregate offering price of $1,425,000 before fees and costs. This offering was exempt from registration pursuant to Rule 506 promulgated under the Securities Act. Each of the investors executed a subscription agreement and represented in writing that it was an “accredited investor,” as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933, as amended.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. Submission of Matters to a Vote of Security Holders.
     None.
Item 5. Other Information.
     None.

Item 6. Exhibits.
(a) The following exhibits are included in this report or incorporated by reference into this report:

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBEWORKS, INC., a Delaware corporation

Date: August 14, 2006	By:	/s/ Peter B Jacobson Peter B Jacobson
Chief Executive Officer

Date: August 14, 2006	By:	/s/ B. S. P. Marra B. S. P. Marra
Chief Financial Officer

Index to Exhibits

EXHIBIT
NUMBER	DESCRIPTION OF EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.