Form 10QSB/A
period 2006-03-31
TRIBEWORKS INC
filed 2006-11-17
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(Amendment No. 1)

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

2001 152nd AVENUE NE REDMOND, WASHINGTON 98052
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

As of the close of business on November 17, 2006, there were 24,467,805 shares outstanding of the issuer’s common stock, par value $0.0004 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

EXPLANATORY NOTE

1.
On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of TakeCareofIT Holdings Limited and its subsidiaries (d/b/a the Atlas Technology Group) (“AtlasTG”). Tribeworks paid $37,235 in cash in consideration to the selling shareholders of AtlasTG and assumed various liabilities. The effect of this acquisition has been filed in a Form 8-K/A on November 17, 2006, which included a pro forma consolidation of AtlasTG into Tribeworks at December 31, 2005. These changes are reflected in the restated financial statements for the quarter ending March 31, 2006 and set out in new Notes L and M of this amended filing and the previous Note D setting out a pro forma consolidation of AtlasTG into Tribeworks has been removed and the other Notes renumbered accordingly. As a result of these amendments:

a.
The investment in AtlasTG of $1,073,744 has been brought into the December 31, 2005 comparative figures in the Balance Sheet on an unconsolidated basis as the acquisition did not take place until January 20, 2006;

b.	The accumulated deficit at December 31, 2005 has been reduced by $791,256 and as a result the Total Stockholders’ Equity is now $415,583;

c.
All of the other AtlasTG December 31, 2005 assets and liabilities as previously shown in Note D have been removed from the December 31, 2005 comparatives, leaving only the Tribeworks December 31, 2005 figures and the 2005 comparatives have been restated as the same as those appearing in the Tribeworks 10-KSB for December 31, 2005;

d.
As of January 20, 2006 AtlasTG has been consolidated and as a result of the use of the purchase method of accounting, the purchase price was allocated to the tangible and intangible net assets acquired based on the management’s evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. $835,152 of the purchase price has been allocated to the IT Technology acquired in the AtlasTG acquisition and has been recognized and included as an Intangible Asset in the June 30, 2006 Balance Sheet;

e.
A similar adjustment for $835,192 has been made to the consolidated accumulated deficit reducing the deficit from the previously reported $4,776,259 to an accumulated deficit of $3,941,067 and increasing the previously reported Total Stockholders’ Equity by the same amount to $504,504.

2.
Further note explanations have been added to explain these changes and appropriate accounting standards associated with the amended results and presentation and with the removal of the previous Note D the Notes have been renumbered.

To comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-QSB/A and for convenience, we are setting forth in this amendment a restatement of the Form 10-QSB as amended hereby, and adding, as exhibits, certain current dated certifications of our principal executive and principal financial officers. Except for the matters described in this Explanatory Note, this amendment does not modify or update disclosures in, or exhibits to the Form 10-QSB originally filed on August 14, 2006. Furthermore, except for the matters described above, this amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-QSB.

TRIBEWORKS, INC.
FORM 10-QSB/a FOR THE QUARTER ENDED MARCH 31, 2006

Exhibits

Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006

	March 31, 2006	December 31, 2005
Current Assets		Restated

Cash	$154,764	$84,527
Accounts receivable, net of allowance for doubtful accounts of $1,500	69,390	12,698
Prepaid expenses	19,911	27,145
Total Current Assets	244,065	124,370
Property, Plant and Equipment
Equipment, net of accumulated depreciation of $51,834 - 2005: $50,910	252,106	1,912
Other Assets
Investment in Atlas		1,073,744
IT Technology	835,192
Software Development Costs	155,907	-
	991,099	1,073,744
Total Assets	$1,487,270	$1,200,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$748,474	$563,603
Due to stockholders	6,232	6,232
Income Taxes Payable	3,882	3,882
Notes payable	175,175	175,175
Other Loan	13,452	-
Deferred revenue	35,551	35,551
TOTAL CURRENT LIABILITIES	982,766	784,443
Stockholders’ Deficit
Application Monies for new Stock	752,289	417,289
Preferred stock: $.0004 par value, 10,000,000 shares authorized, 84,000 shares issued and outstanding	34	34
Common stock: $.0004 par value, 200,000,000 shares authorized, 21,613,805 (2005 - 21,607,555) shares issued and outstanding	8,637	8,635
Additional paid-in capital	3,684,611	3,681,613
Accumulated deficit	(3,941,067)	(3,691,988)
TOTAL STOCKHOLDERS’ EQUITY	504,504	415,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,487,270	$1,200,026

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

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(293,015)	$42,810
Adjustments:
Depreciation and FX adjustments	1,694	308
Amortization of unearned compensation	—	—
Changes in:
Accounts receivable	(34,096)	(9,549)
Prepaid expenses	7,234	9,575
Accounts payable	5,780	(46,049)
Accrued expenses	113,478	13,252
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	—	(52,740)
Total adjustments	94,090	(85,203)
Net cash provided (used) by operating activities	(198,925)	(42,393)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(6,203)	—
Capitalization of Development Costs	(155,907)	—
	(162,110)	—
CASH FLOWS FROM FINANCING ACTIVITIES Proceeds from application monies received and options exercised	338,000	35,000
NET INCREASE (DECREASE) IN CASH	(23,035)	(7,393)
CASH, BEGINNING OF PERIOD	177,799	43,729
CASH, END OF PERIOD	$154,764	$36,336

SUPPLEMENTAL CASH FLOW INFORMATION:

	March 31, 2006		March 31, 2005
Interest paid		$1,145	$	Nil
Income taxes paid	$	Nil	$	Nil
NON-CASH TRANSACTIONS:
Acquisition of IT Technology		$835,192	$	Nil

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

Atlas has its head office in Malta with a subsidiary office in Wellington, New Zealand and a data center in Seattle, Washington. Atlas has 11 employees and 3 working directors. The initial support centers are based in Malta, with another support center in New Zealand, creating a “follow-the-sun” 24 hour coverage. As business grows, the Company intends to establish additional support centers as needed to increase capacity. State-of-the-art VoIP (Voice over Internet Protocol allows telephone calls to be made over the Internet via computers), Call Tracking and Monitoring technology provide each employee with the leverage needed to maximize support delivery to the fullest possible extent. Two central data center locations will also be established to run the required infrastructure. All of these servers will be in a secure, fully redundant configuration, with on-demand high bandwidth available, as well as onsite backup and hands-on support services.

This business is still in the development stage and the product development costs have been written off in the accompanying consolidated financial statements. The Company anticipates that initial testing with pilot customers will commence second and third quarters of 2006.

NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, TDC and, since the first quarter of 2006, Atlas, which consists of TakeCareofIT Holdings Limited, a Malta corporation; TakeCareofIT Limited, a Malta corporation; TakeCareofIT (NZ) Limited, a New Zealand corporation; and TakeCareofIT (US) Inc., a US corporation.

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

Customer Concentrations

For the three months ended March 31, 2006, three customers accounted for 37%, 20% and 11% of our total revenues, respectively. For the three months ended March 31, 2005, three customers accounted for 57%, 8% and 5% of total revenues, respectively. At March 31, 2006, accounts receivable from these major customers totaled $34,500.

Revenues from international customers were approximately 67% and 68% of total revenues for the three months ended March 31, 2006 and 2005, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 10% and 57% of revenues for the three months ended March 31, 2006 and 2005, respectively, were generated from Japanese customers. At March 31, 2006, accounts receivable from all international customers totaled $34,500.

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

The Company’s intangible assets are summarized as follows:

	June 30, 2006	Dec 31, 2005
Software Development	155,907	—
IT Technology Acquired	835,192	—
Less: Accumulated Depreciation	—	—
	991,099	—
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

Stock-Based Awards

Previously the Company had accounted for stock based awards to employees under its “Equity Incentive Plan” as compensatory in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company also issues stock-based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 123(R).

We did not grant any options during the three months ended March 31, 2006, or during the same period in 2005.

NOTE D - GOING CONCERN

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

To fully develop this new business, which is now at the live beta and production testing stage, further equity will need to be raised to obtain revenues and profitability. The Company hopes to raise additional equity capital in 2006. In view of the matters described above, there is substantial doubt about the Company's ability to continue as a going concern unless the placement of new equity is successful. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheets is dependent upon continued operation of the Company, which is in turn dependent upon the Company's ability to raise new equity to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE E - NOTES PAYABLE

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

NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE H - CONVERSION OF OPTIONS AND COMMON STOCK ISSUANCE

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

NOTE I - DEFERRED COMPENSATION ARRANGEMENT

Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the applicable executive officer, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company’s common stock for the 20 trading days previous to the election date. The Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period causes the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock is no longer owed. At March 31, 2006, the Company had recorded accrued but unpaid salary related to this arrangement of $142,795. On March 29, 2006, the accrued salary under this arrangement, along with all of the Company’s material assets and other material liabilities, excluding liabilities totaling approximately $136,000, were assigned to TDC.

NOTE J - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

NOTE L — ACQUISITION OF ATLAS TECHNOLOGY GROUP

On January 20, 2006, the Company acquired 100 percent of the issued capital of TakeCareofIT Holdings Limited, a Malta corporation, and its subsidiaries, who have been collectively doing business as Atlas Technology Group (collectively, “Atlas”) for $37,235 in cash and assumed $1,144,106 of current liabilities (of which $1,073,744 plus interest was due to Tribeworks). Atlas was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions. See Note B above.

The acquisition of Atlas was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management's evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, Atlas became a wholly owned subsidiary of Tribeworks, Inc. The results of Atlas operations, commencing with the date of acquisition, January 20, 2006, are included in the accompanying June 30, 2006 financial statements.

The purchase price was allocated as follows:

Cash	$93,273
VAT receivable	22,596
Deposits/Prepaids	4,924
Equipment	225,030
IT Technology	835,192
$1,181,015

NOTE M - ACCOUNTING CHANGES IN CONNECTION WITH ACQUISITION OF ATLAS

On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of Atlas. Tribeworks paid $37,235 in cash in consideration to the selling shareholders of Atlas.

Following the acquisition of Atlas, the Company re-measured the cost of the business acquired by allocating the purchase price of $1,181,015 to the acquired assets, intangibles, and assumed liabilities in accordance with Statements of Financial Accounting Standards No. 141 "Accounting for Business Combinations."

These corrections and restatements (See notes K and J) had the following effect on the reported net loss and earnings per share. Previously the Company had expensed the loan to Atlas as software development costs. This has been reclassified as an investment in Atlas at December 31, 2005, which reduced the loss at December 31, 2005 from $1,249,535 to $175,791 and as a result the reported net loss per share was reduced from $0.06 to $0.01.

The proforma consolidated statement of operations for the three months ended March 31, 2006 presented below assumes that the combination occurred at the beginning of the periods presented in the statements. All intercompany accounts and transactions have been eliminated. These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Tribeworks and Atlas. The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

TRIBEWORKS, INC.
Unaudited Statement of Operations
Period Ended March 31, 2005
UNAUDITED PROFORMA

	Tribeworks	Atlas
	Three Months Ended March 31,		Proforma Combined
	2005	2005	Total
Revenue	$219,113	$-	$219,113
Cost of Revenue	60,915	-	60,915
Gross Profit	158,198	-	158,198
Operating Expenses
Product Support	2,375		2,375
Selling and promotional	38,322	33,789	72,111
IT development	7,984	115,467	123,451
General and administrative	66,708	56,876	123,584
Total Operating Expenses	115,389	206,132	321,521
Operating Income (Loss)	42,809	(206,132)	(163,323)
Other Income (Expenses)
Interest expense	-	(7,765)	(7,765)
Total Other Income (Expenses)		(7,765)	(7,765)
Net Income (Loss) Before Taxes	42,809	(213,897)	(171,088)
Operating Comprehensive Income (Loss)		(345)	(345)
Income Tax	-	-	-
Net Income (Loss)	$42,809	(214,242)	(171,433)
Net Income (Loss) Per Share	$0.03	(21.42)	(0.11)
Weighted Average Number of Shares Outstanding	$1,569,552	10,000	1,569,552

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

Operating Expenses

With the development of the new Atlas business, the main operating cost is product development costs, which are now being incurred with Atlas with a first quarter cost of $137,455 (after capitalizing $155,907 of product development expenditure under a change of accounting policy) compared to $1,141,031 for the full year 2005, after the full amount of advances of $1,101,031 to Atlas for use on development costs during 2005, i.e., an average quarterly development cost of $275,258, was written off at year end.

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

At March 31, 2006, our principal source of liquidity was $154,764 of cash. During the quarter ended March 31, 2006, we also raised $335,000 of new equity capital and received $3,000 from the exercise of outstanding stock options. Based on our projected cash flow requirements, taking into account our cash balance, anticipated revenues from our ongoing business, and projected expenditures, we believe we will be required to raise additional equity financing within the next 12 months and our Board of Directors is addressing this need for additional capital. There is no assurance that we will be able to obtain sufficient amounts of additional capital or that such additional capital will be made available on commercially reasonable terms.

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

We do not expect to be profitable during 2006. Our Board of Directors will be seeking additional capital to finance our operations in the form of additional equity or debt, but there is no assurance that this additional financing will be available to us or, if it is available, that it will be made available on commercially reasonable terms. We do not expect to devote substantial capital resources to hiring additional personnel if more funds do not become available to us. In addition, the inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations, and financial condition.

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

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2006 an option holder exercised options to acquire 6,250 shares of our common stock for a total purchase price of $3,000 in accordance with a registered Option Plan.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a) The following exhibits are included in this report or incorporated by reference into this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.1
Asset and Liability Assignment and Indemnification Agreement, dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2005).

10.2	Share Transfer Agreement dated January 19, 2006 (incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBEWORKS, INC., a Delaware corporation

Date: November 17, 2006	By:	/s/ Peter B Jacobson
Peter B Jacobson Chief Executive Officer

Date: November 17, 2006	By:	/s/ B. S. P. Marra
B. S. P. Marra Chief Financial Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.1
Asset and Liability Assignment and Indemnification Agreement, dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed with the SEC on March 31, 2005).

10.2	Share Transfer Agreement dated January 19, 2006 (incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 26, 2006).
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.