Form 10QSB/A
period 2006-06-30
TRIBEWORKS INC
filed 2006-11-17
CIK 1093636

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

EXPLANATORY NOTE

1.
On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of TakeCareofIT Holdings Limited and its subsidiaries (d/b/a the Atlas Technology Group) (“AtlasTG”). Tribeworks paid $37,235 in cash in consideration to the selling shareholders of AtlasTG and assumed various liabilities. The effect of this acquisition has been filed in a Form 8-K/A on November 17, 2006, which included a pro forma consolidation of AtlasTG into Tribeworks at December 31, 2005. These changes are reflected in the restated financial statements for the quarter ending June 30, 2006 and set out in new Notes K and L of this amended filing and the previous Note D setting out a pro forma consolidation of AtlasTG into Tribeworks has been removed and the other Notes renumbered accordingly. As a result of these amendments:

a.
The investment in AtlasTG of $1,073,744 has been brought into the December 31, 2005 comparative figures in the Balance Sheet on an unconsolidated basis as the acquisition did not take place until January 20, 2006;

b.	The accumulated deficit at December 31, 2005 has been reduced by $791,256 and as a result the Total Stockholders’ Equity is now $415,583;

c.
All of the other AtlasTG December 31, 2005 assets and liabilities as previously shown in Note D have been removed from the December 31, 2005 comparatives, leaving only the Tribeworks December 31, 2005 figures - see 2. below;

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

e.
A similar adjustment for $835,192 has been made to the consolidated accumulated deficit reducing the deficit from the previously reported $5,319,479 to an accumulated deficit of $4,484,287 and increasing the previously reported Total Stockholders’ Equity by the same amount to $1,295,820.

2.
During the quarter end June 30, 2006 the Company entered into negotiations to sell the majority of the assets and liabilities of the former Tribeworks business, which were contained within the Company’s wholly owned subsidiary, Tribeworks Development Corporation (“TDC”), to the former management of that company. As a result the assets and liabilities and business of TDC have been restated as discontinued operations within these amended financials statements and removed from their individual asset and liability lines and restated as $126,282 of discontinued assets (the sum of the previous asset balances) and $784,443 net liabilities, being the sum of the previously stated liability balances. The accumulated deficit remains unchanged. Similarly with regard to the Unaudited Consolidated Statements of Income (Loss):

a.	All December 31, 2005 comparative figures have be summed into a net loss from discontinued operations of $68,152 for the three months and $26,389 for the six months to June 30, 2006;

b.
In the original filing the June 30, 2006 figures had been separated into a column for Tribeworks and column for AtlasTG. The Tribeworks figures have now been summed and netted off to show a loss from discontinued operations of $12,555 for the three months to June 30, 2006 and $42,752 for the six months to June 30, 2006. The AtlasTG figures remain the same as previously filed.

c.
By removing the additional column for Tribeworks the results for operations for both the three months to June 30, 2006 and for the six months to June 30, 2006, have been presented in columns in the same operating statement.

3.
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

TRIBEWORKS, INC.
FORM 10-QSB/A FOR THE QUARTER ENDED JUNE 30, 2006

Exhibits

Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

	June 30, 2006	December 31, 2005
		Restated
Current Assets
Cash	$1,058,475	$-
Prepaid expenses	8,378	-
TOTAL CURRENT ASSETS	$1,066,853	-
Other Assets
Equipment, net of accumulated depreciation of $110,259 - 2005: $51,834	309,274	-
Software Development Costs	220,858	-
IT Technology	835,192
	1,365,324	-
Investment in Atlas		1,073,744
Net Assets of Discontinued Operations	98,953	126,282
TOTAL ASSETS	$2,531,130	$1,200,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$338,793	$-
Accrued expenses	327,789	-
Due to stockholders	-	-
Income Taxes Payable	3,863	-
Notes payable	190,000	-
Other Loan	1,186	-
Deferred revenue	-	-
TOTAL CURRENT LIABILITIES	861,631	-
Net Liabilities of Discontinued Operations	373,679	784,443
Stockholders’ Equity
Application Monies for new Stock		417,289
Preferred stock: $.0004 par value, 10,000,000 shares authorized, 84,000 shares issued and outstanding	34	34
Common stock: $.0004 par value, 200,000,000 shares authorized, 24,467,805 (2005 - 21,607,555) shares issued and outstanding	9,789	8,635
Additional paid-in capital	5,770,284	3,681,613
Accumulated deficit	(4,484,287)	(3,691,988)
TOTAL STOCKHOLDERS’ EQUITY	1,295,820	415,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,531,130	$1,200,026

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Six Months Ended June 30,			Three Months Ended June 30,
	2006		2005	2006		2005

REVENUES		$-	$-		$-	$-

COST OF SALES		-	-		-	-

GROSS PROFIT		-	-		-	-

OPERATING EXPENSES
Product support		-	-		-	-
Product development		374,096	-		270,117	-
Sales and marketing		44,524	-		32,292	-
General and administrative		376,371	-		227,297	-
		794,930	-		529,706	-

INTEREST EXPENSE		2,288	-		(179)	-
OTHER INCOME (EXPENSE)		(756)	-		(756)	-
		1,532	-		(935)	-

INCOME (LOSS) BEFORE INCOME TAXES		(836,211)	-		(530,641)	-

INCOME TAXES		25	-		25	-

NET INCOME (LOSS)
Continuing Operations		(793,484)	-		(530,666)	-
Discontinued Operations		(42,752)	(26,389)		(12,555)	$(69,998)
		$(836,236)	$(26,389)		$(543,221)	$(69,998)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations		$(0.03)	$-		$(0.02)	$-
Discontinued Operations	$	nil	$(0.02)	$	nil	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		22,329,420	1,569,555		22,239,420	1,569,555

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(836,235)	$(26,389)
Adjustments:
Depreciation and FX adjustments	62,679	-
Changes in:
Accounts receivable	-	-
Prepaid expenses	18,767	-
Accounts payable	(42,702)	-
Accrued expenses	145,681	-
Taxes payable		-
Net cash provided (used) by discontinued operations	188,606	(57,120)
Net cash provided (used) by operating activities	(463,204)	(83,509)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(122,607)	-
Loan advance	-	(378,739)
Software Development Costs	(220,858)	-

Net cash provided (used) by investing activities	(343,465)	(378,739)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	-
Reduction in short term loan	(10,572)	-
Increase in note payable	(14,825)	-
Proceeds from application monies received and options exercised (net of fees and costs)	1,672,535	-
Net cash provided by discontinued operations	14,810	469,748
Net cash provided (used) by financing activities	1,687,345	469,748

NET INCREASE (DECREASE) IN CASH	880,675	7,500

CASH, BEGINNING OF PERIOD	177,799	43,729

CASH, END OF PERIOD	$1,058,475	$51,229

SUPPLEMENTAL CASH FLOW INFORMATION:
	June 30, 2006	June 30, 2005
Interest paid	$389	$	Nil
Income taxes paid	$1,201	$	Nil

NON-CASH TRANSACTIONS:
Acquisition of IT Technology	$835,192	$	Nil

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

Following the acquisition of Atlas (see Note B below) this has been regarded as the new operating business and the former business of the old Tribeworks (transferred into Tribeworks Development Corporation (“TDC”), which was sold on September 14, 2006, has been restated as a discontinued business. As the acquisition of Atlas took place on January 20, 2006 all of the 2005 comparative figures relate solely to the old Tribeworks business which is now discontinued.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses during both 2005 and 2004, had a working capital deficiency of $480,072 and $760,073 for 2004 and 2005, respectively. The Company has reported a further loss of $530,641 for the second quarter of 2006 and at June 30, 2006 it had working capital of $205,222 for the continuing business and an equity surplus of $1,295,820. The Company was previously in default on its note payable, but this has been repaid since June 30, 2006. In addition the Company had deferred payment of certain accounts payable and accrued expenses while further new equity was raised. New equity capital in the amount of $1,425,000 was raised in June 2006 and since June 30, 2006 a number of these deferred payables have been paid and others will be dealt with at the time of the sale of TDC to its former management, which the Company expects will occur during the third quarter of 2006 and the assets of this businesses have been reclassified as discontinued operations in these financial statements.

In light of the Company’s financial condition, on March 30, 2005, the Company announced a plan of reorganization. During 2005 the old business was separated into TDC, and approximately $1 million of new equity was raised with the intention of investing in a new business of offsite IT support. On January 20, 2006, the Company acquired Atlas as the vehicle to develop this new business and is now included in the financial statements of Tribeworks and statement of operations as from January 2006. $335,000 of new equity capital was raised in the first quarter of 2006 in addition to the $400,000 raised in the fourth quarter of 2005. These amounts, together with an additional $122,000 raised in early April 2006, comprise a total of $857,000. This additional capital was obtained pursuant to a private placement to various accredited investors. In addition, in June 2006 $1,425,000 of new equity (before fees and other expenses) was raised by way of a private placement of 1,140,000 shares at $1.25 per share with an attached two year warrant to purchase a further share at $1.75 for every two shares purchased in the private placement.

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

NOTE B - NATURE OF BUSINESS

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

On March 30, 2005, the Company announced that it had determined that this business was insufficient to sustain a viable public company, and that the Company had decided to pursue a plan of reorganization to attempt to increase its scope and profitability. The plan of reorganization that the Board of Directors approved included the transfer of most assets and liabilities (including the accrued salary obligations described in NOTE H) to TDC, one of the Company’s operating subsidiaries, and the possible sale of TDC to certain current and former members of its management or others. This is an ongoing process, and some of the former business divisions have been transferred and others wound down, which is reflected in the accompanying consolidated financial statements.

On January 20, 2006, the Company acquired TakeCareoflT Holdings Limited, a Malta corporation, and its subsidiaries, who have been collectively doing business as Atlas Technology Group (collectively, “Atlas”). Atlas was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions.

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

Atlas will offer its services worldwide, with the majority of the targeted customers having multinational operations. It is intended to be a highly distributable venture, able to place people in the best possible locations, yet offering a seamless service offering across geographies.

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

This business is still in the development stage but anticipates that initial testing with pilot customers will commence in the third quarter of 2006 and that the first modest levels of revenue will start in the third quarter.

NOTE C - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, TDC and (since the first quarter of 2006) Atlas, which consists of TakeCareoflT Holdings Limited, a Malta corporation; TakeCareofIT Limited, a Malta corporation; TakeCareofIT (NZ) Limited, a New Zealand corporation; and TakeCareoflT (US) Inc., a United States corporation. Following the acquisition of Atlas the consolidated income statement has been presented to the contributions and expenses of both the old Tribeworks business and the newly acquired Atlas business. As the acquisition of Atlas took place on January 20, 2006 all of the 2005 comparative figures relate solely to the old Tribeworks business.

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

Foreign Currency Translation

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

Technology License

The Company’s principal business activity in 2005 and prior years was focused on the commercialization of the iShell® technology, which was developed by a former officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell® in exchange for $100,000 and warrants to purchase 75,758 shares of common stock at an exercise price of $1.32 per share, valued at $30,000. The $130,000 cost was fully authorized at December 31, 2002.

Software Development Costs

The Company has in the past expensed all of its software development costs in the period the costs are incurred. With the new software purchased with Atlas and being developed by Atlas now reaching the live beta and production testing stages as of January 1, 2006, the Board of Directors has adopted Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and has capitalized certain development costs that meet the requirements of SFAS 86.

As a result of the adoption of SFAS 86, $64,951 (as compared to $155,907 for the quarter ended March 31, 2006) of development costs have been capitalized. These capitalized costs will be amortized over three years from the date on which the new Atlas business goes into full commercialization. Not all of the development costs for the period meet the requirements of SFAS 86, and $137,455 of development costs have been expensed in the period.

The Company’s intangible assets are summarized as follows:

	June 30, 2006	Dec. 31, 2005
Software Development	220,858	-
IT Technology Acquired	835,192	-
Less: Accumulated Depreciation	-	-
	1,056,050	-

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 123(R).

We did not grant any options to purchase shares of the Company’s Common Stock during the three months ended June 30, 2006, or during the same period in 2005.

NOTE D - NOTES PAYABLE

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

All of these liabilities are included in discontinued operations.

NOTE E - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, receivables due to stockholders, loans payable and income taxes payable for which the Company believes that the fair value approximates their carrying amounts.

NOTE F --- REVERSE STOCK SPLIT

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

NOTE G - COMMON STOCK AND WARRANT ISSUANCE

During the quarter ended June 30, 2006, the Company made two issuances of shares:

a)	1,714,000 shares of Common Stock at a price of $0.50 per share. This was in exchange for $735,000 of subscription monies held as at March 31, 2006 and $122,000 of subscriptions received in April 2006.

b)
An additional 1,140,000 shares of Common Stock were sold during the quarter ended June 30, 2006 to five European investment funds at a price of $1.25 per share. Along with these shares the Company also issued one warrant for every two new shares of Common Stock purchased. The warrants have an exercise price of $1.75 per share. The warrants have a two year to expire on May 31, 2008. Each investor represented in writing to the Company that it “accredited investor” as that term is defined. in Rule 501 of Regulation D promulgated Securities Act of 1933, as amended.

c)
In addition to brokerage and commission fees of $85,500 for raising the funds discussed in b) above, Westmount Capital was issued 85,500 warrants with an exercise price of $1.75 per share. These warrants have a two year term and expire on June 16, 2008.

As a result of these issues the total number of shares of Common Stock issued and outstanding increased to 24,467,805. Once the Series B Preferred Stock is converted the fully diluted capital of the Company will consist of 24,551,805 shares of Common Stock.

NOTE H - DEFERRED COMPENSATION ARRANGEMENT AND DISPUTE WITH FORMER EMPLOYEE

Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its then executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the applicable executive officer, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company’s common stock for the 20 trading days previous to the election date. The Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period causes the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock is no longer owed. At June 30, 2006, the Company had recorded accrued but unpaid salary related to this arrangement of $142,795. On March 29, 2005, the accrued salary under this arrangement, along with all of the Company’s material assets and other material liabilities, excluding liabilities totaling approximately $136,000, were assigned to TDC, a wholly owned subsidiary of Tribeworks, in March 2005.

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

We have not yet been served with a lawsuit and we are attempting to negotiate this claim with Mr. Davidorf as one of the potential purchasers of TDC. Settlement of this claim is still not certain and if not settled and should Mr. Davidorf file such a suit, the Company anticipates that it will raise a number of affirmative defenses and file counterclaims against Mr. Davidorf. The Company is unable at this time to make an assessment of the likely outcome of this dispute.

NOTE I - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 20, 2006 the Company acquired Atlas, which over the past 18 months has been developing its new software system for providing external IT application support services far organizations with large IT functions. This work is being carried out by both Atlas employees and specialist consultants engaged to prepare modules of this new system. Some of these consultants are engaged through WebConsult, a registered Microsoft vendor, and they continue to carry out such work on normal commercial terms. Robert Altinger, a director of the Company, was formerly a consultant to and was associated with WebConsult.

During the second quarter the three executive directors of the Company were paid fees of $10k per month in lieu of salary as compensation for their time until contracts are negotiated.

NOTE J - SUBSEQUENT EVENTS

(a)	As described in Note D above, in July 2006 the note referred to in Note D above was repaid in full and final settlement and as a result there is no further default.

(b)
During the period ended June 30, 2006 the Company elected to fully dispose of its wholly owned subsidiary, Tribeworks Development Corporation (“TDC”) and this sale was completed on September 14, 2006 by way of 541368 LLC, a California limited liability company, purchasing 100% of the stock of TDC for an aggregate consideration of $100 and the settlement of certain disputes between Tribeworks and certain members of the management of 541368 LLC, who formerly served as the management of Tribeworks and TDC (see Note H above). In addition, Tribeworks agreed to make a one-time cash payment of $44,500 to TDC in full satisfaction of Tribeworks’ obligations under an existing Support Agreement dated as of August 1, 2005 between the Tribeworks and TDC, and the Support Agreement was terminated pursuant to the sale agreement. The sale agreement also contained customary representations, warranties, covenants and mutual indemnity provisions. The assets and liabilities disposed of from the discontinued operations of TDC at June 30, 2006 are as follows:

Assets:
Accounts Receivable	108,661
Prepayments	4,291
Computers and equipments, net	811
Total assets	113,763

Liabilities:
Bank overdraft	14,810
Accounts payable and accruals	373,676
Total Liabilities	388,486

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002 with early adoption encouraged. The effect on the Company’s financial statement of the adoption of SFAS No. 146 is reflected in discontinued operations.

The Company’s financial results of prior periods have been reclassified to reflect the discontinued operations of TDC in 2005. Condensed results of discontinued segments are as follows:

	June 30, 2006	December 31, 2005
Net Sales	$122,370	401,614

Net Income (Loss)	$(42,752)	$(12,555)

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations to include a “component of an entity” (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

In accordance with SFAS No. 144 effective August 1, 2001, the operating results of TDC, which was disposed of during the third quarter of 2006, are included in discontinued operations. Assets and liabilities of TDC have been restated as net assets and liabilities from discontinued operations for the periods ended June 30, 2006 and December 31, 2005.

NOTE K - ACQUISITION OF ATLAS TECHNOLOGY GROUP

On January 20, 2006, the Company acquired 100 percent of the issued capital of TakcCareoflT Holdings Limited, a Malta corporation, and its subsidiaries, who have been collectively doing business as Atlas Technology Group (collectively, “Atlas”) for $37,235 in cash and assumed $1,144,106 of current liabilities (of which $1,073,744 plus interest was due to Tribeworks). Atlas was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions. See Note B above.

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
$1,181,015

NOTE L - ACCOUNTING CHANGES IN CONNECTION WITH ACQUISITION OF ATLAS

On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of Atlas. Tribeworks paid $37,235 in cash in consideration to the selling shareholders of Atlas.

Following the acquisition of Atlas and discontinuance of TDC, the Company has changed certain of its accounting policies as described below. These changes are reflected in the financial statements for the quarter ending June 30, 2006. The Company re-measured the cost of the business acquired by allocating the purchase price of $1,181,015 to the acquired assets, intangibles, and assumed liabilities in accordance with Statements of Financial Accounting Standards No. 141 “Accounting for Business Combinations.”

These corrections and restatements (See notes K and J above) had the following effect on the reported net loss and earnings per share. Previously the Company had expensed the loan to Atlas as software development costs. This has been reclassified as an investment in Atlas at December 31, 2005, which reduced the loss at December 31, 2005 from $1,249,535 to $175,791 and as a result the reported net loss per share was reduced from $0.06 to $0.01.

The proforma consolidated statement of operations for the six months ended June 30, 2005 presented below assumes that the combination occurred at the beginning of the periods presented in the statements. All intercompany accounts and transactions have been eliminated. These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Tribeworks and Atlas. The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

TRIBEWORKS, INC.
Unaudited Statements of Operations
Period Ended June 30, 2005
UNAUDITED PROFORMA

	Tribeworks	Atlas
	Six Months Ended June 30,		Proforma Combined
	2005	2005	Total
Revenue	$-	$-	$-

Cost of Revenue	-	-	-

Gross Profit	-	-	-

Operating Expenses
Selling and promotional	-	33,789	-
IT development	-	115,467	115,467
General and administrative	-	56,876	56,876
Total Operating Expenses	-	206,132	206,132

Operating Income (Loss)	-	(206,132)	(206,132)

Operating Income (Expenses)
Interest expense	-	(7,765)	(7,765)
Total Other Income Expenses)	-	(7,765)	(7,765)

Other Income (Loss) Before Taxes	-	(213,897)	(213,897)

Operating Comprehensive Income (Loss)		(345)	(345)

Income Tax	-	-	-
Net Income (Loss)
Continuing Operations	-	(214,242)	(214,242)
Discounted Operations	(26,389)	-	(26,389)

Net Income (Loss) Per Share
Continuing Operations	$-	$(21.42)	$(0.14)
Discontinued Operations	$(0.02)	$-	$(0.04)

Weighted Average Number of Shares Outstanding	1,569,552	10,000	1,569,552

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

We have based the forward-looking statements relating to our operations on management’s current beliefs expectations, estimates, and projections about us and the industry in which we operate, as well as assumptions and information currently available to us. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Because forward-looking statements involve future risks and uncertainties, there are several important factors that could cause actual results to differ materially from historical results and percentages and from the results anticipated by these forward-looking statements. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include, without limitation:

●	Whether or not our products are accepted by the marketplace and the pace of any such acceptance,

●	our ability to attract customers for our new business,

●	improvements in the technologies of our competitors,

●	changing economic conditions, and

●	other factors, some of which will be outside of our control.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experienced a net loss of $530,666 for continuing operations for the quarter ended June 30, 2006, an increase of $267,848, or 102%, from the loss of $262,818 reported for the first quarter of 2006, making a total loss for continuing operations for the year to date of $836,236. This is further discussed below, but is a reflection of the transition and changeover between the previous business of Tribeworks and the new Atlas business being developed.

On March 30, 2005, as previously reported in our Current Report on Form 8-K filed with the SEC on March 31, 2005, which report is incorporated herein by reference, we announced that we had determined that our business based on the iSheil® technology was insufficient to sustain a viable public company, and we decided to pursue a plan of reorganization to attempt to increase our scope and profitability. The plan of reorganization that our board approved included the transfer of most assets and liabilities (including the accrued salary obligations described in NOTE H to the accompanying consolidated financial statements) to our operating subsidiary, TDC and the possible sale of TDC to certain current and former members of management or other staff.

On January 20, 2006, as previously reported on Form 8-K filed with the SEC on January 26, 2006, which report is incorporated herein by reference, Tribeworks acquired TakeCareofIT Holdings Limited, a Malta corporation, and its subsidiaries, who have been collectively doing business as Atlas Technology Group (collectively, “Atlas”). Atlas was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions.

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

Revenues of discontinued operations

Total revenues for the discontinued business were $61,885 for the three months ended June 30, 2006, a decrease of 66% compared to total revenues of $182,501 for this business for the three months ended June 30, 2005. For the six months ended June 30, 2006 total discontinued revenues were $122,370 compared to $401,614 for the first six months of 2005. All of this revenue relates to the old Tribeworks business and reflects that this business is being run down. The revenue includes sales of some iShell products (and this business has now been sold to a former staff member) with the majority of the revenue coming from the finalization of the remaining contracts for custom built products.

Cost of Sales of discontinued operations

Cost of sales includes royalties paid to third parties for licensed technology, costs associated with order fulfillment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. All of the final costs of completing these contracts have been accounted for in the cost of sales and hence the result for the three months ended June 30, 2006 is a negative gross margin of $3,844, as all final costs have been taken into account. The gross margin for the six months ended June 30, 2006 for the discontinued business was $34,836 compared to $272,045 for the same period last year. However, calculation of gross margins is irrelevant as the old Tribeworks business is wound down.

Operating Expenses

The operating expenses associated with the old Tribeworks business amounted to $8,711 for the June 30, 2006 quarter and comprised mainly the final rent payments of our former office space, which has now been transferred to a former staff member with the iShell business. For the six months ended June 30, 2006 there was also some product development expenditure related to the final contracts. As at June 30, 2006 the old Tribeworks business is now effectively closed and has subsequently been sold to its former management and therefore comparisons to former periods would be irrelevant.

With the development of the new Atlas business, the main operating cost is IT software development costs, which are now being incurred within Atlas with a second quarter cost of $270,117 compared with the first quarter cost of $137,455. The increase in the second quarter is due to a reduced amount of software development expenditure being capitalized: $64,951 in the quarter ended June 30, 2006 as compared to $155,907 ofsoftware development expenditure capitalized in the quarter ended March 31, 2006. The combined cost (capitalized and expensed) of software development in the quarter ended June 30, 2006 was $335,068 compared to $265,886 in the quarter ended March 31, 2006. The Company is now getting to the end of the software development phase and is now beginning the testing phase. This policy has been a change for 2006 and is consistent with the accounting policy of Atlas and the amounts purchased and capitalized are shown in Note C.

Sales and marketing expenses consist primarily of compensation and benefits and other public relations and marketing costs. Sales and marketing expenses were $32,292 for the quarter ended June 30, 2006 ($12,232 in the first quarter of 2006) and related totally to the new Atlas business. The comparatives for 2005 can be seen in the proforma operations statement set out in Note L.

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

Interest and Other Expense

Interest expense was $179 for the quarter ended June 30, 2006. Net interest was an income item in the first quarter of 2006 and therefore the six months ended June 30, 2006 interest shows a net income of $2,288.

Provision for Income Taxes

We recorded no tax provision for the quarter ended June, but had tax deducted from an interest receipt that was netted against interest expense. In the quarter ended June 30, 2006 we had a tax payment of $1,201 which related to California taxes. We have net operating loss carryforwards from prior year losses.

Net Loss

The net loss for the quarter ended June 30, 2006 was $543,221 ($530,666 for continuing operations and $12,555 for discontinued operations) compared to $293,015 for the quarter ended March 31, 2006 (a loss for the six months to June $836,236) compared to a net loss of $69,998 for the quarter ended June 30, 2005 and $26,389 for the six months ended June 30, 2005 (both now relate to discontinued operations). As can be seen from the analysis in the consolidated income statement, $530,666 of the loss for the three months ended June 30, 2006 ($793,459 for the six months ended June 30, 2006) relates to the new Atlas business and this reflects the costs of the transition from our prior business divisions of Tribeworks to the new Atlas business.

Liquidity and Capital Resources

At June 30, 2006, we had cash of $1,058,475 compared to $51,229 at June 30, 2005 and $177,799 at December 31, 2005. The increase is primarily due to a private placement of 1,140,000 new shares of Common Stock at $1.25 per share which took place in June 2006. The funds from this private placement will be used to repay the creditors owing at that date and to meet our working capital requirements over the coming months.

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

Related Party Transactions

As of June 30, 2006, we have not entered into any contractual arrangements with related parties other than as shown in Note I of the consolidated financial statements above. There is not any other currently proposed transaction, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% stockholder or any member of the immediate family of any of the foregoing persons have or will have a direct or indirect material interest.

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

PART II - OTHER INFORMATION

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