Form 10QSB
period 2006-09-30
TRIBEWORKS INC
filed 2006-11-17
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

TRIBEWORKS, INC.
FORM 10-QSB FOR THE QURATER ENDED SEPTEMBER 30, 2006

Exhibits

Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I — FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
SEPTEMBER 30, 2006

	September 30,	December 31,
	2006	2005
		Restated
Current Assets
Cash	$291,688	$-
Accounts Receivable	48,408
Prepaid expenses	20,661	-
TOTAL CURRENT ASSETS	360,757	-
Other Assets
Equipment, net of accumulated depreciation of $92,281	221,816	-
Software Development Costs	312,581
IT Technology	835,192
	1,369,589	-
Investment in Atlas		1,073,744
Net Assets of Discontinued Operations		126,282
TOTAL ASSETS	$1,730,346	$1,200,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$568,330	$-
Income Taxes Payable	5,539	-
Other Loans and Advances	192,991	-
TOTAL CURRENT LIABILITIES	766,860	-
Net Liabilities of Discontinued Operations		784,443
Stockholders’ Equity
Application Monies for new Stock	43,540	417,289
Preferred stock: $.0004 par value, 10,000,000 shares authorized, 84,000 shares issued and outstanding	34	34
Common stock: $.0004 par value, 200,000,000 shares authorized, 24,467,805 (2005 - 21,607,555) shares issued and outstanding	9,787	8,635
Additional paid-in capital	5,770,284	3,681,613
Accumulated deficit	(4,859,833)	(3,691,988)
TOTAL STOCKHOLDERS’ EQUITY	963,812	415,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,730,346	$1,200,026

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2006	2005	2006	2005
REVENUES	$24,734	$-	$24,734	$-
COST OF SALES	-	-	-	-
GROSS PROFIT	24,734	-	24,734	-
OPERATING EXPENSES
Product support	—	-	—	-
IT software development	656,130	-	282,034	-
Sales and marketing	80,009	-	35,485	-
General and administrative	654,662	-	278,291	-
	1,390,801	-	595,810	-
INTEREST EXPENSE	1,877	-	(411)	-
OTHER INCOME (EXPENSE)	5,562	-	6,318	-
	7,439	-	5,907	-
INCOME (LOSS) BEFORE INCOME TAXES	(1,358,628)	-	(565,169)	-
INCOME TAXES	1,902	-	1,877	-
NET INCOME (LOSS) AFTER TAXES	(1,360,628)		(567,046)
Gain on disposal of discontinued assets	192,685		192,685
NET INCOME (LOSS)
Continuing Operations	$(1,360,628)	-	$(565,046)	-
Discontinued Operations	192,685	$(26,389)	192,685	$(69,998)
EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations	$(0.06)	$—	$(0.03)	$—
Discontinued Operations	$0.01	$(0.02)	$0.01	$(0.04)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	22,329,420	1,569,555	22,329,420	1,569,555

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,360,628)	$(102,924)
Adjustments:
Depreciation and FX adjustments	92,281	-
Gain from discontinued activities	192,685
Changes in:
Accounts receivable	25,812	-
Prepaid expenses	(6,859)	-
Accounts payable and accrued expenses	(410,780)	-
Taxes payable	(5,539)	-
Net cash provided by discontinued operations	84,526	(34,924)
Net cash provided (used) by operating activities	(1,388,502)	(137,849)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(89,067)	—
Loan advance	—	(725,672)
Software Development Costs	(312,581)	—
Net cash provided (used) by investing activities	(401,648)	(725,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	—	451,000
Proceeds from subscription monies		284,589
Short term loans (net)	181,233
Increase in note payable		91,474
Proceeds from application monies received and options exercised (net of fees and costs)	1,715,985	—
Net cash provided by discontinued operations	6,821	(137,849)
Net cash provided (used) by financing activities	1,897,218	101,391
NET INCREASE (DECREASE) IN CASH	113,889	(36,458)
CASH, BEGINNING OF PERIOD	177,799	43,729
CASH, END OF PERIOD	$291,688	$7,271
SUPPLEMENTAL CASH FLOW INFORMATION:

	September 30, 2006		September 30, 2005
Interest paid		$3,898	$	Nil
Income taxes paid	$	Nil	$	Nil
NON-CASH TRANSACTIONS:
Acquisition of IT Technology		$835,192	$	Nil

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

NOTE A — PRINCIPLES OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements of Tribeworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2006, and its results of operations for the three months ended September 30, 2006 and 2005, and the operations and cash flows for the nine months ended September 30, 2006 have been made. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

Following the acquisition of AtlasTG (see Note B below) this has been regarded as the new operating business and the former business of the old Tribeworks was transferred into Tribeworks Development Corporation (“TDC”), and this business was sold on September 14, 2006 and has been regarded as a discontinued business. As the acquisition of AtlasTG took place on January 20, 2006 all of the 2005 comparative figures relate solely to the old Tribeworks business and as such discontinued.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses in both 2005 and 2004, had a working capital deficiency of $480,072 and $760,073 for 2004 and 2005, respectively. The Company has reported a further loss of $567,046 for the third quarter of 2006 and at September 30, 2006 and had a working capital deficit of $406,103 for the continuing business with an equity surplus of $963,812. The Company was previously in default on its note payable, but this has been repaid in July 2006. In addition the Company had deferred payment of certain accounts payable and accrued expenses while further new equity capital was raised.

During 2005 the old business of the Company was separated into TDC, and approximately $1 million of new equity capital was raised with the intention of investing in a new business of offsite IT support. On January 20, 2006, the Company acquired AtlasTG as the vehicle to develop this new business and Atlas TG’s operations are now included in the financial statements of Tribeworks and statement of operations as from January 2006. Additionally, $457,000 of new equity capital was raised in the first quarter of 2006 in addition to the $400,000 raised in the fourth quarter of 2005 (a total of $857,000), pursuant to a private placement to various accredited investors. In addition, in June 2006 $1,425,000 of new equity (before fees and other expenses) was raised by way of a private placement of 1,140,000 shares at $1.25 per share with an attached two year warrant to purchase a further share at $1.75 for every two shares purchased in the private placement.

Since June 30, 2006 a number of the deferred payables have been paid from this new equity. In addition, TDC has now been sold to its former management on September 14, 2006 and a significant number of the deferred payment obligations were transferred with this business or were released as a result of the sale. The former assets, liabilities and business operations of TDC have been reclassified as discontinued operations in these financial statements.

To fully develop the new AtlasTG business, further equity capital will need to be raised to finance the Company’s new business. In view of the matters described above, there is still doubt about the Company’s ability to continue as a going concern unless the placement of new equity is successful, although some modest revenue is now being generated. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheets is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to raise new equity capital to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 30, 2005, the Company announced that it had determined that this business was insufficient to sustain a viable public company, and that the Company had decided to pursue a plan of reorganization to attempt to increase its scope and profitability. The plan of reorganization that the Board of Directors approved included the transfer of most assets and liabilities (including the accrued salary obligations described in NOTE H) to TDC, one of the Company’s operating subsidiaries. TDC was sold on September 14, 2006 and the sale has been reflected in these financial statements.

On January 20, 2006, the Company acquired TakeCareofIT Holdings Limited, a Malta corporation, and its subsidiaries, who have been collectively doing business as Atlas Technology Group (collectively, “AtlasTG”). AtlasTG was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions.

AtlasTG plans to become a leading IT outsourcing support company for custom software applications worldwide. AtlasTG is in the business of providing custom, outsourced application software support services to its customers. These services range from supporting specialized networks and single applications to providing the entire IT infrastructure management for customers who want to outsource everything and focus on their core business. In partnership with other IT development consultancies, AtlasTG can provide a fully outsourced IT capability, with hard performance metrics and predictable costs.

AtlasTG is leveraging the recent advances in software, monitoring systems, and communications to build a new, leading edge global support infrastructure, providing 24x7 software support to large and medium sized companies. The new application on-boarding and monitoring processes should allow for dramatic cost savings over existing legacy IT service providers. AtlasTG will offer its services worldwide, with the majority of the targeted customers having multi-national operations. It is intended to be a highly distributable venture, able to place people in the best possible locations, yet offering a seamless service offering across geographies.

AtlasTG continues to test its new software tools and is now beginning to implement its plan of selling software support services, and is pursuing sales in the western USA, the European Union (“EU”), specifically the United Kingdom and Italy. Upon achieving active customers onboard in these initial targeted countries, the company plans to expand its sales efforts worldwide. AtlasTG is initially marketing to four targeted groups of potential clients:

1)	Directly to initial Pilot customers, who will serve as beta test opportunities for AtlasTG’s systems, software monitoring and incident management systems;

2)	Agent companies, who are strategic partners and will represent the company in specific regions in defining strategic Reseller and OnBoarding partners;

3)	Onboarding Partners who have the internal capabilities to select and technically audit, harden, stress-test, and document complex software systems, and;

4)
Reseller Channel Partners who will be the backbone of AtlasTG’s sales strategy. With existing large customer bases of large and complex software systems, Resellers will be provided the advanced Atlas tools and systems to monitor and support highly complex software systems on an ongoing basis.

AtlasTG began actively marketing its software support services on October 1, 2006 and has signed commitments from one Agent in the US, one Agent in the EU, one Onboarding partner in the EU, one Reseller in the EU, and three Pilot customers.

NOTE C — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, TDC, now sold (September 14, 2006), and (since the first quarter of 2006) AtlasTG, which consists of Atlas Technology Group Holdings Limited (formerly TakeCareofIT Holdings Limited), a Malta corporation; TakeCareofIT Limited, a Malta corporation; Atlas Technology Group (NZ) Limited, a New Zealand corporation; and Atlas Technology Group (US) Inc., a United States corporation (collectively referred to herein as AtlasTG). Following the acquisition of AtlasTG the consolidated income statement has included the income and expenses of both the old Tribeworks business and the newly acquired AtlasTG business. As the acquisition of AtlasTG was January 20, 2006, all the 2005 comparative figures relate solely to the old Tribeworks business and in some respects these have been restated to reflect the sale and discontinuance of TDC.

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

Foreign Currency Translation

With the acquisition of AtlasTG, which does business in Malta, New Zealand and the USA, transactions denominated in foreign currencies are translated at the rates of exchange ruling on the dates of the transactions. Monetary assets and liabilities expressed in foreign currencies are translated at the rates of exchange prevailing at the end-of-period exchange rates and the translation differences are dealt with through the profit and loss account.

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

Technology License

The Company’s principal business activity in 2005 and prior years was focused on the commercialization of the iShell® technology, which was developed by a former officer and director of the Company and an affiliate of the Company. In November 1999 the Company purchased all rights, title and interest in iShell® in exchange for $100,000 and warrants to purchase 75,758 shares of common stock at an exercise price of $1.32 per share, valued at $30,000. The $130,000 cost was fully amortized at December 31, 2002. This license has been sold to a former staff member in the third quarter of 2006.

Software Development Costs

The Company has in the past expensed all of its software development costs in the period the costs are incurred. With the new software purchased with AtlasTG and being developed by AtlasTG now reaching the live beta and production testing stages as of January 1, 2006, the Board of Directors has adopted Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and has capitalized certain development costs that meet the requirements of SFAS 86.

As a result of the adoption of SFAS 86, $91,723 (as compared to $64,951 in the previous quarter and $155,907 for the quarter ended March 31, 2006) of development costs have been capitalized. These capitalized costs will be amortized over three years from the date on which the new AtlasTG business goes into full commercialization. Not all of the development costs for the period meet the requirements of SFAS 86, and $282,034 ($137,455 in the previous quarter to June 30, 2006) of development costs have been expensed in the period.

The Company’s intangible assets are summarized as follows:

	September 30, 2006	Dec 31, 2005
Software Development	312,581	—
IT Technology Acquired	835,192	—
Less: Accumulated Depreciation	—	—
	$1,147,773	—

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

The Company did not grant any options to purchase shares of the Company’s Common Stock during the three months ended September 30, 2006, or during the same period in 2005.

NOTE D — NOTES PAYABLE

On January 21, 2001, the Company borrowed $100,000 pursuant to a Private Placement Agreement with a third party lender. Under the terms of the agreement the lender, upon the closing of a “Qualified Financing” (as that term is defined in the agreement), could convert the loan to common stock of the Company. Such conversion never took place, and on June 12, 2003, the Company and the lender restructured this note. The original terms for the $100,000 note accrued simple interest at 10%, with all principal and accrued interest due on demand. The restructured note accrued interest at 4% and was increased by $20,000 for previously accrued interest. The new note was nonconvertible, and called for an initial payment of $30,000, which was made during June 2003, and then monthly payments of $3,500 through February 2005, with a final payment of $24,201 in March 2005. If the Company made all note payments timely in accordance with the note agreement, the lender would have forgiven $20,000 of the final payment. In accordance with Statement of Financial Accounting Standards No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS 15”), the carrying value of the debt, including accrued interest, is equal to the total amount of future payments under the new note. The Company failed to make the scheduled note payments after September 2003 and received notification of default from the lender. As such, the note was due in full on September 30, 2004 and was accruing default interest at a rate of 4% on the outstanding payment amounts of the note.

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

As of December 31, 2005, the Company had borrowed $91,474 against this note, increasing the total amount owing under this note to $175,175. No further borrowings against this note were made in 2006, and a settlement was reached in July 2006 with the sum of $190,000 being paid as full and final settlement. The additional cost of $14,825 was charged as an expense in the second quarter financial statements.

All of these liabilities are included in discontinued operations.

NOTE E — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, loans payable and income taxes payable for which the Company believes that the fair value approximates their carrying amounts.

NOTE F — REVERSE STOCK SPLIT

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

NOTE G — COMMON STOCK AND WARRANT ISSUANCE

During the quarter ended September 30, 2006, the Company made no issuances of shares or warrants, but did receive subscription monies towards a new placement of shares for an equity funding now underway with experienced investors.

As at September 30, 2006 and at the date of this report the total number of shares of Common Stock issued and outstanding is 24,467,805. Once the Series B Preferred Stock is converted the fully diluted capital of the Company will consist of 24,551,805 shares of Common Stock.

NOTE H — DEFERRED COMPENSATION ARRANGEMENT, DISPUTE WITH FORMER EMPLOYEE AND SALE OF TDC

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

On April 12, 2006, Robert Davidorf, a former director and officer of the Company, and on that date a director and officer of TDC, resigned. In his letter of resignation, Mr. Davidorf made certain claims for payment of approximately $130,000 in accrued salaries (including $95,388 relating to the above deferred compensation arrangement) and expenses allegedly owed to him. This matter was settled without payment of any extra compensation as part of the sale of the Company’s wholly owned subsidiary, Tribeworks Development Corporation (“TDC”), which was completed on September 14, 2006 by way of a sale to 541368 LLC, a California limited liability company, purchasing 100% of the stock of TDC for an aggregate consideration of $100 and the settlement of certain disputes between Tribeworks and certain members of the management of 541368 LLC, who formerly served as the management of Tribeworks and TDC (see above). In addition, Tribeworks agreed to make a one-time cash payment of $44,500 to TDC in full satisfaction of Tribeworks’ obligations under an existing Support Agreement dated as of August 1, 2005 between Tribeworks and TDC, and the Support Agreement was terminated pursuant to the sale agreement. The sale agreement also contained customary representations, warranties, covenants and mutual indemnity provisions.

The assets and liabilities disposed of from the discontinued operations of TDC at June 30, 2006 (the financial statements used in the sale) are as follows:

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

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” This standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations to include a “component of an entity” (rather than a segment of a business). A component of an entity comprises operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. A component of an entity that is classified as held for sale, or has been disposed of, is presented as a discontinued operation if the operations and cash flows of the component will be (or have been) eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations of the component.

In accordance with SFAS No. 144 effective August 1, 2001, the operating results of TDC, which was disposed of during the third quarter of 2006, are included in discontinued operations. Assets and liabilities of TDC have been removed from the financial statements for the period ended September 30, 2006 as sold and restated as net assets and liabilities from discontinued operations for the period ended December 31, 2005.

NOTE I — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 20, 2006 the Company acquired AtlasTG, which had over the previous 18 months been developing its new software system for providing external IT application support services for organizations with large IT functions. This work is being carried out by both AtlasTG employees and specialist consultants engaged to prepare modules of this new system. Some of these consultants are engaged through WebConsult, a registered Microsoft vendor, and they continue to carry out such work on normal commercial terms. Robert Altinger, a director of the Company, was formerly a consultant to and is associated with WebConsult.

Since the beginning of the second quarter of 2006 the three executive directors of the Company have been paid fees of $10,000 (or in one case 10,000 Euros) each per month in lieu of salary as compensation for their time until contracts are negotiated. In July 2006 a COO, Michael Murphy, was engaged and the three executive directors plus the COO have together been paid a total of $244,758 for the nine months to September 30, 2006.

NOTE J — SUBSEQUENT EVENTS

There have been no material subsequent events to report.

NOTE K — ACQUISITION OF ATLAS TECHNOLOGY GROUP

On January 20, 2006, the Company acquired 100 percent of the issued capital of TakeCareofIT Holdings Limited, a Malta corporation, and its subsidiaries, who have been collectively doing business as Atlas Technology Group (collectively, “AtlasTG for $37,235 in cash and assumed $1,144,106 of current liabilities (of which $1,073,744 plus interest was due to Tribeworks). AtlasTG was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions. See Note B above.

The acquisition of AtlasTG was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management’s evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, AtlasTG became a wholly owned subsidiary of Tribeworks, Inc. The results of AtlasTG operations, commencing with the date of acquisition, January 20, 2006, are included in the accompanying September 30, 2006 financial statements.

The purchase price was allocated as follows:

Cash	$93,273
VAT receivable	22,596
Deposits/Prepaids	4,924
Equipment	225,030
IT Technology	835,192
$1,181,015
NOTE L - ACCOUNTING CHANGES IN CONNECTION WITH ACQUISITION OF ATLAS

On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of AtlasTG. Tribeworks paid $37,235 in cash in consideration to the selling shareholders of AtlasTG.

Following the acquisition of AtlasTG and discontinuance of TDC, the Company has changed certain of its accounting policies as described below. These changes are reflected in the financial statements for the quarter ending September 30, 2006. The Company re-measured the cost of the business acquired by allocating the purchase price of $1,181,015 to the acquired assets, intangibles, and assumed liabilities in accordance with Statements of Financial Accounting Standards No. 141 “Accounting for Business Combinations.”

These corrections and restatements (See notes K and H) had the following effect on the reported net loss and earnings per share. Previously the Company had expensed the loan to AtlasTG as software development costs. This has been reclassified as an investment in AtlasTG at December 31, 2005, which reduced the loss at December 31, 2005 from $1,249,535 to $175,791 and as a result the reported net loss per share was reduced from $0.06 to $0.01.

The proforma consolidated statement of operations for the nine months ended September 30, 2006 presented below assumes that the combination occurred at the beginning of the periods presented in the statements. All intercompany accounts and transactions have been eliminated. These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Tribeworks and Atlas. The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

TRIBEWORKS, INC.
Unaudited Statement of Operations
Period Ended September 30, 2005
UNAUDITED PROFORMA

	Tribeworks	AtlasTG
	Nine Months Ended September 30,		Proforma Combined
	2005	2005	Total
Revenue	$-	$-	$-
Cost of Revenue	-	-	-
Gross Profit	-	-	-
Operating Expenses
Selling and promotional	-	68,321	68,321
IT software development	-	312,786	312,786
General and administrative	-	198,345	198,345
Total Operating Expenses	-	579,452	579,452
Operating Income (Loss)	-	(579,452)	(579,452)
Other Income (Expenses)
Interest expense	-	(15,467)	(15,467)
Total Other Income (Expenses)	-	(15,467)	(15,467)
Net Income (Loss) Before Taxes	-	(594,919)	(594,919)
Operating Comprehensive Income (Loss)		(546)	(546)
Income Tax	-	-	-
Net Income (Loss)
Continuing Operations	-	(595,465)	(595,465)
Discontinued Operations	(26,389)	-	(26,389)
Net Income (Loss) Per Share
Continuing Operations	$-	$(59.47)	$(0.38)
Discontinued Operations	$(0.02)	$-	$(0.04)
Weighted Average Number of Shares Outstanding	1,569,552	10,000	1,569,552

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

AtlasTG has it head office in Malta with subsidiary offices in Wellington, New Zealand, Seattle, Washington, and a data center in Seattle, Washington. AtlasTG has 17 employees and 3 working directors. The initial support centers are based in Malta, with another support center in New Zealand, and a problem solving team in Seattle, creating a “follow-the-sun” 24 hour coverage. As business grows, the Company intends to establish additional support centers as needed to increase capacity. State of the art VoIP (Voice over Internet Protocol, which allows telephone calls to be made over the Internet via computers), Call Tracking and Monitoring technology provide each employee with the leverage needed to maximize support delivery to the fullest possible extent. Two central data center locations will also be established to run the required infrastructure. All of these servers will be in a secure, fully redundant configuration, with on-demand high bandwidth available, as well as onsite backup and hands-on support services.

This business is still in the development stage but initial testing with pilot customers commenced in the third quarter of 2006 and will continue during the fourth quarter of 2006. The third quarter ended September 30, 2006 saw the first modest levels of revenue billed and received by AtlasTG.

AtlasTG continues to test its new software tools and is now beginning to implement its plan of selling software support services, and is pursuing sales in the western USA, the European Union (“EU”), specifically the United Kingdom and Italy. AtlasTG began actively marketing its software support services on October 1, 2006. The Company has contacted over fifty potential clients, and is in advanced discussions with fourteen potential clients, including Pilots, Agents, OnBoarding partners, and Resellers. At the time of filing this report, AtlasTG has signed commitments from one Agent in the US, one Agent in the EU, one Onboarding partner in the EU, one Reseller in the EU, and three Pilot customers.

During Q1, 2007 the company plans to implement an active marketing and branding campaign worldwide, which will highlight the company’s services and capabilities.

During the quarter ended September 30, 2006 the Company experienced a net loss of $567,046 for its continuing operations, an increase of $36,380, or 7%, from the loss of $530,666 reported for the second quarter of 2006, making a total loss year to date of $1,360,628 from continuing operations. This is further discussed below, but is a reflection of the transition and changeover between the previous business of Tribeworks (now sold) and the new AtlasTG business being developed.

On March 30, 2005, as previously reported in our Current Report on Form 8-K filed with the SEC on March 31, 2005, which report is incorporated herein by reference, we announced that we had determined that our business based on the iShell® technology was insufficient to sustain a viable public company, and we decided to pursue a plan of reorganization to attempt to increase our scope and profitability. The plan of reorganization that our board approved included the transfer of most assets and liabilities (including the accrued salary obligations described in NOTE H to the accompanying consolidated financial statements) to our operating subsidiary, TDC and the sale of TDC to certain current and former members of management was completed of September 14, 2006. The sale of TDC realized a surplus of $192,685 to the Company and the 2005 comparative figures for this business have been adjusted and shown as discontinued operations.

On January 20, 2006, as previously reported on Form 8-K filed with the SEC on January 26, 2006, which report is incorporated herein by reference, Tribeworks acquired TakeCareofIT Holdings Limited, a Malta corporation, and its subsidiaries, who have been collectively doing business as Atlas Technology Group (collectively, “AtlasTG”). AtlasTG was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions. A Form 8K/A has also been filed at the same time as this filing attaching the US GAAP audit financial statements of AtlasTG and a pro forma set of Tribeworks consolidated financial statements at December 31, 2005 and this information should be read in conjunction with this report.

Revenues

The quarter ended September 30, 2006 saw the first revenues billed and received by AtlasTG (as opposed to the old Tribeworks businesses). Total revenue for the three months ended September 30, 2006, was $24,734 and this was a mixture of one-off consulting revenue and the first part of a feasibility review for a potential support customer. There will be further modest consulting revenue during the fourth quarter both as one-off income and for feasibility work for potential support clients.

Cost of Sales

There was no cost of sales per se as the work earning the revenue was done by staff already employed and working on either software development or preparing for the provision of the support services to be offered.

Operating Expenses

The operating expenses shown in the financial statements relate entirely to the new AtlasTG business as all revenue and expenses relating to the old Tribeworks-TDC business have been netted out and included in the gain on disposal of this business.

The expenses for September 30, 2006 quarter and for the year to date now relate entirely to the development of the new AtlasTG business. The main operating cost is software development costs, some of which are being capitalized as a result of the adoption of SFAS 86, ($91,723 in the quarter ended September 30, 2006, compared to $64,951 in the previous quarter and $155,907 for the first quarter ended March 31, 2006). These capitalized costs, together with those purchased with AtlasTG, will be amortized over three years from the date on which the new AtlasTG business goes into full commercialization. Not all of the development costs for the period meet the requirements of SFAS 86, and $282,034 ($137,455 in the previous quarter to June 30, 2006) of development costs have been expensed in the quarter ended September 30, 2006.

Sales and marketing expenses consist primarily of compensation and benefits and other public relations and marketing costs. Sales and marketing expenses were $35,485 for the quarter ended September 30, 2006 (compared to $32,292 for the June quarter and $12,232 in the first quarter of 2006). The comparatives for 2005 can be seen in the pro forma operations statement set out in Note L.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overheads, including office rents. General and administrative expenses for the quarter ended September 30, 2006 were $278,291, compared to $227,297 for the quarter ended June 30, 2006 and $149,074 for the quarter ended March 31, 2006. This increase is primarily due to an increase in outside services, including accounting fees and legal fees, but also included the combined fees and compensation to the three executive directors of $98,379, who were not fully compensated in the quarter ended March 31, 2006 or in 2005.

Interest and Other Expense

There was a net Interest expense of $411 for the quarter ended September 30, 2006. Net interest income for the nine months ended September 30, 2006 was $1,877.

There were also various adjustments a recoveries relating to foreign exchange and to the sale of TDC that amounted to $6,318 in the quarter ended September 30, 2006.

Provision for Income Taxes

We recorded a tax provision for the quarter ended September 30, 2006 relating to State Taxes in California of $1,877. The Company’s principal US office has now been moved from California to Seattle, Washington, and the Company will cease being a California tax payer as from January 1, 2007. The Company has Federal net operating loss carryforwards from prior year losses.

Net Income (Loss)

The net loss for the quarter ended September 30, 2006 was $567,046 compared to $530,666 for continuing operations in the June quarter and $293,015 for the quarter ended March 31, 2006, giving a loss for the nine months to September 30, 2006 of $1,358,628 for continuing operations. The comparatives for 2005 can be seen in the pro forma operations statement set out in Note L of the accompanying financial statements

Liquidity and Capital Resources

At September 30, 2006 the Company had cash of $291,688 compared to $1,058,475 at June 30, and compared to $177,799 at December 31, 2005. The June 30 cash position reflected a just completed private placement of 1,140,000 new shares of Common Stock at $1.25 per share which took place in June 2006. The funds from this private placement have been used to repay an overdue Note Payable and to meet working capital requirements over the past three months.

Based on our projected cash flow requirements, taking into account our cash balance, anticipated revenues from our ongoing business and some very modest levels of revenue from AtlasTG that started in the third quarter, and projected expenditures, we believe we will be required to raise additional equity financing within the next 12 months and our Board of Directors is addressing this need for additional capital. One of our directors has advanced $190,000 on a short-term advance basis to the Company at the end of the quarter ended September 30, 2006.

The Company requires approximately $200,000 per month to meet its existing salary and other operating costs. The Company has sufficient computer equipment for its present staff and operations, but will require additional furniture and equipment as it gears up to full operations and full revenue. The three present offices in Malta, Seattle and Wellington have adequate space for expansion to the initial projected breakeven position.

We do not expect to be profitable during 2006 or the first half of 2007, but some modest revenue is expected to be generated during the fourth quarter and in the first half of 2007, but not sufficient to reach a breakeven point.

Our Board of Directors is seeking additional funding in the form of additional equity or debt, but there is no assurance that this additional financing will be available to us or, if it is available, that it will be made available on commercially reasonable terms. We do not expect to devote substantial capital resources to hiring additional personnel if more funds do not become available to us. In addition, the inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations, and financial condition.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Related Party Transactions

As of September 30, 2006, we have not entered into any contractual arrangements with related parties other than as shown in Note I of the consolidated financial statements above and the short term advance from a director. There is not any other currently proposed transaction, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% stockholder or any member of the immediate family of any of the foregoing persons have or will have a direct or indirect material interest.

Item 3.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, that as of September 30, 2006, our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act, and include controls and procedures designed to ensure that information required to be disclosed by us in such periodic filings is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Since December 31, 2005, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

There are no legal proceedings pending against Company.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no new equities issued during the quarter ended September 30, 2006.

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