Form 10KSB/A
period 2005-12-31
TRIBEWORKS INC
filed 2006-12-21
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 1)

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

_________________________________________________________________
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

EXPLANATORY NOTE

1.
On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of TakeCareofIT Holdings Limited and its subsidiaries (d/b/a the Atlas Technology Group) (“AtlasTG”). Tribeworks paid $37,235 in cash in consideration to the selling shareholders of AtlasTG and assumed various liabilities. The effect of this acquisition has been filed in a Form 8-K/A on November 17, 2006, which included a pro forma consolidation of AtlasTG into Tribeworks at December 31, 2005. These changes are now reflected in the restated financial statements for the year ending December 31, 2005 and set out in new Notes N, O and P of this amended filing. As a result of these amendments:

a.
The investment in AtlasTG of $1,073,744 has been brought into the December 31, 2005 figures in the Balance Sheet as a change in accounting policies to be consistent with the accounting policies adopted following the acquisition of AtlasTG on January 20, 2006;

b.	The accumulated deficit at December 31, 2005 has been reduced by $1,073,744 and as a result the Total Stockholders’ Equity is now $415,583;

c.
The amount of product development expense has been reduced from $1,141,031 to $67,287 and this in turn has reduced the loss from operations to $191,283 from the previous $1,265,027, the loss before income taxes to $171,021 (previously $1,244,765) and the net loss to $175,791 from $1,249,535;

d.	The loss per share has been reduced to $0.02 from the previous $0.06.

e.	The reduced loss from operating activities has been reflected in the Consolidated Statement of Cash Flows with a compensating investment in Atlas of $1,073,744.

2.	Further note explanations have been added or amended to explain these changes and appropriate accounting standards associated with the amended results.

To comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-KSB/A and for convenience, we are setting forth in this amendment a restatement of the Form 10-KSB as amended hereby, and adding, as exhibits, certain current dated certifications of our principal executive and principal financial officers. Except for the matters described in this Explanatory Note, this amendment does not modify or update disclosures in, or exhibits to the Form 10-KSB originally filed on April 17, 2006. Furthermore, except for the matters described above, this amendment does not materially change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-KSB.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

We experienced a net loss of $175,791 for the year ended December 31, 2005 and we closed the quarter and year with a working capital deficit of $660,073. As announced on March 30, 2005 the previous business stream has proven to be of insufficient in scope and profitability to sustain a viable public company, and we have decided to instead pursue a plan of reorganization that has the potential to be larger in scope and more profitable than our prior business.

The plan of reorganization that our board previously approved included the transfer of most assets and liabilities (including the accrued salary obligations described in NOTE L to our financial statements included herewith) to our operating subsidiary, Tribeworks Development Corporation (“TDC”), and to sell the subsidiary to current and former members of our management or others.

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

Atlas Technology Group plans to become a leading Information Technology (IT) outsourcing support company for custom software applications worldwide.

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

This is discussed further in Note O (Subsequent Events) to the Consolidated Financial Statements and below.

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

Product Development

Our iShell products and services enable our customers to save time and cost building and deploying rich-media applications. We believe that our future success depends on our ability to enhance existing products and develop and introduce new products on a timely basis. We maintain an internal staff to develop the software that we market and sell to customers. A significant portion of our software is created as a result of work that we perform for our Enterprise customers. To date, we have structured our contracts with Enterprise customers so that we retain most intellectual property rights in the software that we develop for them. Due to the changing technological environment for computer systems and other electronic devices, we continue to adapt our products to new hardware and software platforms and to embrace emerging technology standards. For the years ended December 31, 2005 and 2004, iShell product development expenditures were $39,900 and $94,387

In addition the Company advanced $1,073,744 to Atlas to enable Atlas to development its new IT Support system. Atlas is now testing a suite of software including its unique on-boarding and monitoring processes which allow for dramatic cost savings over existing legacy IT service providers. Atlas is leveraging the recent advances in software, monitoring systems, and communications, to build a new, leading edge, global support infrastructure, providing 24x7 software support to medium sized companies for their custom software applications worldwide.

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

Competition

Our present iShell based business competes in markets that are intensely competitive, highly fragmented, and rapidly changing. We have experienced increased competition from current and potential competitors, many of which are larger and more profitable and as a result have greater technical, marketing, and other resources. We expect the competition will continue, and we will compete with the major graphics and multimedia software tools companies, as well as service companies building custom multimedia applications for corporate clients. We believe that the primary competitive factors in providing multimedia software applications to businesses and educational institutions are ease of use, price, quality of service, availability of customer support, reliability, technical expertise, and experience. Our success will depend on our ability to provide quality development tools and value-added services, including:

•	Augmenting the ability of the software application to function on different hardware platforms and operating systems, such as Windows and Macintosh environments

•	Delivery of our software to new devices such as mobile phones and personal digital assistants (PDA’s)

•	Providing flexibility in the degree and level of customization of software applications

•	Increasing product functionality and system performance

•	Improving quality of product

•	Reducing total cost of product development

•	Improving sales and distribution efficiency

•	Improving brand name recognition; and

•	Providing high quality professional support services.

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

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving our Company, our properties or our products except as set out below:

Robert Davidorf, a former officer of our subsidiary, TDC, resigned on April 12, 2006. In connection with his resignation, Mr. Davidorf has made demand for approximately $130,000 in accrued salaries and expenses owed to him allegedly. The Company disputes the amounts asserted by Mr. Davidorf as being owed to him. We have not yet been served with a lawsuit and we are attempting to negotiate this claim with Mr. Davidorf. If such a suit is filed, we anticipate that we will raise a number of affirmative defenses and file counter claims against Mr. Davidorf. We are unable at this time to make an assessment of the outcome of this dispute.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

We established our 1999 Stock Option Plan (the “1999 Plan”) on November 2, 1999 with 133,333 shares (on an adjusted basis) approved for issuance. We established our 2001 Stock Plan (“2001 Plan”) on August 16, 2001 with 250,000 shares (on an adjusted basis) approved for issuance. We established our 2004 Employee Stock Incentive Plan (“2004 Plan”) on March 24, 2004 which allows us to issue options to staff and consultants up to 25% of our outstanding common stock, as determined from time to time, which equalled 5,401,888 shares at December 31, 2005. The purpose of the 1999 Plan is to grant stock and options to purchase our common stock to our employees and key consultants, the purpose of the 2001 Plan is to grant stock and warrants to purchase our common stock to employees and key consultants for outstanding cash payments due, and the purpose of the 2004 Plan is to grant stock options to purchase our common stock, restricted stock, and stock bonuses to employees, officers and key consultants. The total amount of shares subject to the three Plans as of December 31, 2004 was 775,721 shares (on an adjusted basis). Included in the Equity Compensation Plan line items, but outside of the scope of the 1999 Plan, 2001 Plan, and 2004 Plan, was a warrant to purchase 15,000 shares of our common stock issued to a former officer and director which expired on January 1, 2006.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations

We witnessed an unprofitable year in 2005, with a net loss of $175,791. This was our second unprofitable year since recording two consecutive profitable years in 2003 and 2002. Our financial success to date has relied on steady or growing revenues in our Tools business, and the attainment of sustainable key contracts in our Enterprise business, but in 2005 we decided to reorganize the Company and change its direction. Both the previous Tools and Enterprise businesses witnessed significant declines during 2004 and 2005, which had a negative impact on our profitability. In addition, having significantly reduced our cost structure during 2002 and 2003, during 2004 we began to accrue salaries for our key officers and employees, who were being paid under-market wages. These salary accruals also had a negative impact on our profitability. As previously discussed, the future success of our business is not assured, and our financial condition has weakened so taking account of these uncertainties in our business, and in light of our financial condition, on March 30, 2005, we announced a plan of reorganization. As explained earlier it has now been decided to sell the previous business and to concentrate on the new Atlas IT support business which was acquired on January 20, 2006. The results set out below are for the Tribeworks business including where noted the new equity funds raised and invested into the new business stream via Atlas.

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

Product support and product development expenses for the old business streams were reduced substantially during 2005 as the real new development expenditure took place in Atlas via the $1,073,744 of money advanced to Atlas to develop the new IT Support business stream. The iShell® product development expenses for the year ended December 31, 2005 were $39,900 compared to the $94,387 spent in the year ended December 31, 2004. This decrease reflects reduced development work on iShell® during 2005.

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

Net Income

Net loss for 2005 was $175,791 for the year ended December 31, 2005 that relates to the pre-existing Tribeworks business (offset by $19,204 of net interest income) and which compares to a net loss of $194,005 for the year ended December 31, 2004.

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

Following the announcement of the plan of reorganization and the new Board’s decision to move into a new revenue stream and acquire the Atlas Technology Group, $1,061,831 of new equity has been raised in 2005 in the form of convertible preferred stock and common stock, with $1,073,744 (before interest) being advanced to Atlas to develop the new IT Support systems. The new equity raised comprised $451,000 in new Preferred Stock ($409,000 of which was converted into Common Stock on December 28, 2005), $300,000 on new Common Stock ($190,000 of which was approved for issue at the 2005 AGM) and we received $400,000 of new subscription monies for new Common Stock during the 4th quarter of 2005.

The net loss for 2005 was funded out of a mixture of the proceeds from a loan note payable ($91,474 drawn down during 2005), collections of accounts receivables and increases in accounts payable and accrued expenses.

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

Our limited operating results have varied widely in the past, and we expect they will continue to vary from quarter to quarter as we attempt to commercialize our product and develop the new IT support business under Atlas. Our quarterly results may fluctuate for many reasons, including:

•	Limited operating history

•	Dependence on a limited number of customers for a significant portion of our revenue; and

•	Dependence on membership fees to provide future revenue.

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

Our stock price is volatile and, as a result, you could lose some or all of your money.

We believe that various factors may cause the market price of our common stock to fluctuate, including announcements of:

•	New products by us or our competitors;

•	Developments or disputes concerning intellectual property proprietary rights;

•	Our failing to achieve our operational milestones; and

•	Changes in our financial conditions or securities = analysts’ recommendations.

The stock markets, in general, and the shares of Internet companies, in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may cause the market price of our common stock to decline. In addition, the low trading volume of our stock will accentuate price swings of our stock.

ITEM 7. FINANCIAL STATEMENTS

TRIBEWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

TRIBEWORKS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR 2005

Williams & Webster, P. S Certified Public Accountants & Business Consultants

Tribeworks, Inc.
Redmond, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Tribeworks, Inc. as of December 31, 2005 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tribeworks, Inc. as of December 31, 2005 and the results of its operations, stockholders equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has limited cash. In addition, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 15, 2006

Members of Private Companies Practice Section, SEC Practice Section, AICPA and WSCPA
Bank of America Financial Center • 601 W. Riverside, Suite 1940 • Spokane, WA 99201
Phone (509) 838-5111 • Fax (509) 838-5114 • www.williams-webster.com

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

/s/ TAUBER & Balser, P.C.

Tauber & Balser, P.C.

Atlanta, Georgia
March 30, 2005

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004

	2005 (Restated)	2004
Current Assets

Cash	$84,527	$43,729
Accounts receivable, net of allowance for doubtful accounts of $1,500	12,698	32,641
Prepaid expenses	27,145	31,292
Total Current Assets	124,370	107,662

Other Assets
Loans to Atlas	1,073,744	-
Equipment, net of accumulated depreciation of $51,834 and $50,602, respectively	1,912	1,691
Total Other Assets	1,075,656	1,691
Total Assets	$1,200,026	$109,353

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$381,495	$247,703
Accrued expenses	182,108	134,887
Due to shareholders	6,232	6,232
Billings in excess of costs and estimated earnings on uncompleted contract	—	53,240
Income taxes payable	3,882	—
Note payable	175,175	83,701
Deferred revenue	35,551	61,971
Total Current Liabilities	784,443	587,734

Stockholders’ Equity (Deficit)
Application Monies for new Stock	417,289	—
Redeemable convertible preferred stock: $.0004 par value, 10,000,000 shares authorized, 84,000 and 0 Series B preferred shares issued and outstanding	34	—
Common stock: $.0004 par value, 200,000,000 shares authorized, 21,607,555 and 1,569,555 shares issued and outstanding at December 31, 2005 and 2004	8,635	628
Additional paid-in capital	3,681,613	3,036,980
Accumulated deficit	(3,691,988)	(3,515,989)
Total Stockholders’ Equity (Deficit)	415,583	(478,381)
Total Liabilities and Stockholders’ Equity (Deficit)	$1,200,026	$109,353

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005 (Restated)	2004

Revenues	$593,595	$821,572

Cost of Sales	214,606	328,862

Gross Profit	378,989	492,710

Operating Expenses
Product support	11,673	40,377
Product development	67,287	94,387
Sales and marketing	132,262	200,488
General and administrative	359,050	350,671
	570,272	685,923

Loss from Operations	(191,283)	(193,213)

Other Income (Expense)
Interest expense	(4,463)	—
Interest income	23,667	(792)
Other income	1,058	—
	20,262	(792)

Loss Before Income Taxes	(171,021)	(194,005)

Income Taxes	4,770	—

Net Loss	$(175,791)	$(194,005)

Net Loss per Common Share, Basic and Diluted	$(0.02)	$(0.12)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	10,325,995	1,569,555

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005 AND 2004

	2005 (Restated)	2004

Cash Flows from Operating Activities
Net loss	$(175,791))	$(194,005)
Adjustments:
Depreciation	1,130	1,232
Amortization of unearned compensation	—	3,369
Changes in:
Accounts receivable	19,943	133,777
Costs and estimated earnings in excess of billings on uncompleted contracts	(53,240)	23,643
Prepaid expenses	4,146	26,582
Accounts payable	133,793	(1,167)
Accrued expenses	47,221	116,534
Taxes Payable	3,882	—
Deferred revenue and billings in excess of costs and estimated earnings on uncompleted contracts	(26,420)	(106,008)
Net cash provided (used) by operating activities	(45,336)	3,957

Cash Flows from Investing Activities
Loans to Atlas	(1,073,744)	—
Purchase of equipment	(1,350)	—
Net cash used in investing activities	(1,075,094)	—

Cash Flows from Financing Activities

Proceeds from new equity raised (net of costs)	652,466	—
Application monies for new equity (net)	417,289	—
Proceeds from note payable	91,473	—
Net cash provided by financing activities	1,161,228	—

Net Increase in Cash	40,798	3,957

Cash, Beginning of Period	43,729	39,772

Cash, End of Period	$84,527	$43,729

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

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2005 AND 2004

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount $	Shares	Amount $	Capital $	Deficit $	Total $
Balances at January 1, 2004	1,569,555	628	—	—	3,036,980	(3,321,984)	(284,376)
Net income (loss)	—	—	—	—	—	(194,005)	(194,005)
Balances at December 31, 2004	1,569,555	628	—	—	3,036,980	(3,515,989)	(478,381)
Common stock issued at $0.01 approved at AGM	19,000,000	7,600	—	—	182,400	—	190,000
Common stock issued at $0.50	220,000	80	—	—	109,920	—	110,000
Preferred ‘A’ stock issued at $0.50	—	—	818,000	327	408,673	—	409,000
Preferred ‘A’ stock converted to common stock and warrants	818,000	327	(818,000)	(327)	—	—	—
Preferred ‘B’ Stock issued at $0.50	—	—	84,000	34	41,966	—	42,000
Net costs of new issues	—	—	—	—	(98,326)	(208)	(98,534)
Application monies for unallocated stock	—	—	—	—	—	—	417,289
Net income (loss)	—	—	—	—	—	(175,791)	(175,791)
Balances at December 31, 2005	21,607,555	$8,635	84,000	$34	$3,681,613	$(3,691,988)	$(415,583)

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE A - NATURE OF BUSINESS

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

During 2005, the Company began investing in a new business stream via advances to Atlas Technology Group, which was acquired as a wholly owned subsidiary as of January 20, 2006, and was treated solely as an investment in these financial statements.

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

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Customer Concentrations

In 2005, three customers accounted for 42%, 20% and 3% of total revenues, respectively. In 2004, three customers accounted for 36%, 14% and 7% of total revenues, respectively. At December 31, 2005 and 2004, accounts receivable from these major customers totalled $3,814 and $17,000, respectively.

Revenues from international customers were approximately 42% and 53% of total revenues in 2005 and 2004, respectively. Revenues are paid in U.S. dollars and Japanese yen. Approximately 42% and 37% of revenues in 2005 and 2004, respectively, were generated from Japanese customers. At December 31, 2005 and 2004, accounts receivable from all international customers totalled approximately $3,814 and $7,000, respectively.

Technology License

The Company’s principal business activity focuses on the commercialization of iShell®, which was developed by a former officer and director of the Company and an affiliate of the Company. In November 1999, the Company purchased all rights, title and interest in iShell in exchange for $100,000 and warrants to purchase 25,253 shares of common stock at an exercise price of $3.96 per share, valued at $30,000. The $130,000 cost was fully amortized at December 31, 2002.

Revenue Recognition

Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.

Revenues from membership subscriptions are recognized proportionally over the membership period, usually one year. Revenues and estimated profits on custom development services are generally recognized under the percentage-of-completion method of accounting using cost-to-cost methodology; profit estimates are revised periodically based on changes in facts; with any losses on contracts are recognized immediately. Revenue from the sale of licenses are recognized when all the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred, the fee is fixed or determinable and collectability is probable. If all aspects but the last have been met, revenue is recognized as payments from customers are received.

Product Development Costs

The Company has in the past expensed all of its software development costs in the period the costs are incurred and did so during 2004 and 2005. With the new software being developed by Atlas now reaching the live beta testing and production testing stages, the Board of Directors has decided to adopt Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) with effect from January 1, 2006, and to capitalize certain enhancement costs that meet the requirements of SFAS 86.

Stock-Based Awards

Previously, the Company had accounted for stock based awards to employees under its “Equity Incentive Plan” as compensatory in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company also issues stock-based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

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

The Company did not grant any options during 2004 or 2005.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

Foreign Currency Translation

Prior to its closure, Tribeworks Japan prepared its financial statements in a currency other than U.S. dollars. Results of operations and cash flows were translated at average exchange rates during the period, and assets and liabilities were translated at end-of-period exchange rates. The Company determined that the foreign currency translation effect was immaterial and, therefore, translation adjustments were not included as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity (deficit).

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

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses during both 2004 and 2005 and had a working capital deficiency of $660,073 and $480,072 for 2005 and 2004. At December 31, 2005, the Company has stockholders’ equity of $415,583 compared to an equity deficiency of $478,381 at December 31, 2005. The Company is in default on its note payable and has deferred payment of certain accounts payable and accrued expenses while further new equity is raised.

In light of the Company’s financial condition, on March 30, 2005, the Company announced a plan of reorganization. During 2005, the old business was separated into Tribeworks Development Corporation, and approximately $1 million of new equity was raised with the intention of investing in a new business stream of offsite IT support. On January 20, 2006, the Atlas Technology Group was acquired in order to develop this new business stream. This is further explained in Note O - Subsequent Events.

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

NOTE D - LOAN TO ATLAS TECHNOLOGY GROUP

During 2005 the Company advanced $1,073,744 (plus accrued interest) to Atlas Technology Group (Atlas), a group of companies controlled by the directors of Tribeworks, in order for Atlas to pursue its business plan. (Also see Note O). At December 31, 2005, Atlas had not yet established profitable operations, nor was it in a position to repay the loan. Consequently, The Company has written this balance down to its estimated realizable balance, charging the whole of the advance to product development costs in the Consolidated Statement of Operations.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE E - COSTS, ESTIMATED EARNINGS AND BILLINGS ON UNCOMPLETED CONTRACTS

At December 31, 2005, there were no costs and estimated earnings in excess of billings on uncompleted contracts. At December 31, 2004, billings in excess of costs and estimated earnings on uncompleted contracts, which was comprised of two jobs in progress, consisted of $148,000 of billings, less $46,000 of costs and $49,000 of estimated earnings.

NOTE F - NOTE PAYABLE

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

The Company failed to make the scheduled note payments after September 2003 and has received notification of default from the lender. As such, the note was due in full on September 30, 2004 and is accruing default interest at a rate of 4% on the outstanding payment amounts of the note. At December 31, 2005, this obligation had an outstanding principal balance of $83,701.

On March 30, 2005, the Company announced a plan of reorganization, intended to allow the Company to maintain its public reporting requirements, reduce its debt, and explore new business directions. The plan of reorganization included the transfer of most assets and liabilities to the registrant’s operating subsidiary, Tribeworks Development Corporation, and possible sale of the subsidiary to current management or others. After further development, the plan was expected to be submitted to shareholders for a vote and a separate note agreement (“Note”) which provided for unsecured borrowing at 4% in an amount of up to $100,000 was entered into as of March 29, 2005 to help cover reorganization costs. The funds received under the Note were from the lender of the aforementioned debt of $83,701 and were to be used only against applicable expenses to be incurred. As of December 31, 2005, the Company had borrowed $91,474 against the new Note agreement increasing the total amount owing under the Note to $175,175. This Note is expected to be repaid from the new equity to be raised in 2006 and there can be no assurance that management will be successful in implementing its plan to raise this new equity.

NOTE G - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, receivables and short-term debt for which the Company believes that the fair value approximates their carrying amounts.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE H - INCOME TAXES

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

NOTE I—CAPITAL STOCK

The Company has an authorized share capital of: 200,000,000 shares of common stock of $0.0004 each; and 10,000,000 shares of preferred stock of $0.0004 each.

At the Company’s Annual General Meeting (“AGM”) held on August 19, 2005, the shareholders approved a 1-for-3 reverse share split such that post the 1-for-3 reverse split there were 1,569,555 shares of common stock issued and outstanding. The reverse share split did not affect the number of authorized shares. Subsequent to the Company’s AGM, where shareholders approved the private placement of up to 19,000,000 post-reverse split shares of common stock at a price of $0.01 per share, subscription monies of $190,000 were received and 19,000,000 common shares were issued.

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

In addition in the fourth quarter of 2005, the Company received $417,289 of subscription monies to subscribe for 800,000 common shares at a value of $0.50 per share. The subscribers will receive one (1) warrant for every two (2) new common shares to subscribe for common shares in the Company at $1.00 per common share within one year of these new common shares being issued.

Following the 2005 reverse stock split and the issue and conversion of the Series A and the Series B Stock issues (but without the conversion of any warrants yet to be issued) plus the issue of common shares for the application monies received in the 4th quarter, the fully diluted capital of the Company will be 22,491,555 common shares.

NOTE J - STOCK OPTIONS AND STOCK WARRANTS

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

The Company also maintains a 2004 Employee Stock Incentive Plan for the issuance of stock options, common stock, restricted stock, and stock bonuses to employees, officers and key consultants. At December 31, 2005, it was possible to award a total of options for 5,401,888 shares under the 2004 Employee Stock Incentive Plan, which equated to 25% of the issued common stock of the Company, however, no awards had been issued from the plan as of December 31, 2005 and therefore no shares have been reserved for issuance under that Plan.

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

No warrants were granted during the year ended December 31, 2004. A total of 519,000 warrants were granted in the year ended December 31, 2005 in conjunction with the issue of 220,000 common shares and the issue and conversion of 818,000 Series ‘A’ Preferred shares. An additional 42,000 warrants will be issued when the 84,000 Series ‘B’ Preferred shares are converted to common stock. The 15,000 (post reverse stock split) warrants outstanding from pre December 31, 2004 expired on January 1, 2006 and were not exercised.

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

NOTE K - COMMITMENTS

Leases

On December 16, 2004, the Company entered into a two-year lease agreement for its principal office space. The monthly rent is approximately $1,950 per month. Total rent expense for the years ended December 31, 2005 and 2004 was approximately $24,000 and $40,000, respectively. At December 31, 2005 the Company’s remaining lease commitment is $23,400.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE L - RELATED PARTY TRANSACTIONS

Officer and Director Options and Warrants

At December 31, 2004, the Company had outstanding the following qualified and nonqualified stock options granted to officers and directors of a subsidiary which are included in Note J:

Common Shares Under Option	Exercise Price	Expiration Date

7,500	$0.72	June 30, 2009
15,000	4.50	January 11, 2011
25,000	0.72	March 26, 2011
47,500

At December 31, 2005 no options were outstanding to the directors and officers of Tribeworks, Inc.

At December 31, 2005, the Company had outstanding the following warrants to officers and directors of a subsidiary which are included in Note J:

Common Shares Under Warrant	Exercise Price	Expiration Date

15,000	$4.50	January 1, 2006

Of the total outstanding warrants granted to officers and directors as discussed above, all are exercisable at December 31, 2005, but were not exercised on January 1, 2006 and have therefore expired.

Due to Shareholders

The $6,232 due to shareholders at December 31, 2005 and 2004 is non-interest bearing, not collateralized and due on demand.

Accrued Payroll

Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company’s chief executive officer, Mr. Duncan Kennedy, and chief financial officer, Mr. Robert Davidorf, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the executive officers, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company’s common stock for the 20 trading days previous to the election date. As part of the arrangement, the Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period from July 1, 2004 shall cause the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock shall not be owed. At December 31, 2005 and 2004, the Company had accrued payroll balances of $41,706 and $35,208 to Mr. Kennedy, and $76,545 and $51,890 to Mr. Davidorf respectively and have been accrued in the financials statements. Note that Mr. Kennedy resigned as CEO on March 29, 2005 and Mr. Davidorf resigned as CFO on June 28, 2005. As at December 31, 2004, $34,437 of salary had been accrued for Mr. Glen Pogue who was the CEO of the Company for a period during 2005.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE M - REVERSE STOCK SPLIT

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

NOTE N- NEW ACCOUNTING PRONOUNCEMENTS

In January 2003 the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements”. Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary. Interpretation 46 applies to any business enterprise both private and public that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

On April 30, 2003 the Financial Accounting Standards Board issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of Statement 149 did not have any effect on the Company’s consolidated financial position, results of operations or cash flows.

In 2004, Financial Accounting Standards Board issued a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation”. This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. This revised pronouncement requires that all stock options and warrants be accounted for using the fair value method. This pronouncement will impact on the Company, as the Company currently accounts for all options and warrants using the intrinsic value method.

FIN 46(R), “Consolidation of Variable Interest Entities, applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied Interpretation 46 prior to issuance of Interpretation 46(R). Application of Interpretation 46 or Interpretation 46(R) is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities (other than small business issuers) for all other types of entities is required in financial statements for periods ending after March 15, 2004. Application by small business issuers to entities other than special-purpose entities and by non-public entities is required at various dates in 2004 and 2005. There is no impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS Statement No. 153, “Exchanges of Non-monetary Assets”. The statement is an amendment of APB Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. The Company believes that the adoption of this standard will have no material impact on its financial statements.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

In May 2005, Financial Accounting Standards Board issued SFAS Statement No. 154, “Accounting Changes and Error Corrections” requiring retrospective application to prior periods financial statements of a change in an accounting policy. The company believes that the adoption of this standard will have no material impact on its financial statements.

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

NOTE O - SUBSEQUENT EVENTS

Disposition of Tribeworks Development Corp.

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

Purchase of Atlas Technology Group

On January 20, 2006, the Company acquired all of the issued and outstanding capital stock of TakeCareofIT Holdings Limited, a Malta corporation, along with its wholly owned subsidiaries in Malta, New Zealand and the USA, collectively doing business as Atlas Technology Group (“Atlas”) for a consideration of Euros 30,000 (US$37,237) in cash and the assumption of $1,144,106 of current liabilities (of which $1,073,744 plus interest was due to Tribeworks), from TakeCareofIT Limited, a Gibraltar company.

Atlas was established in September 2004 and plans to become a leading Information Technology (IT) outsourcing support company for custom software applications worldwide. Atlas is in the business of providing custom, outsourced, application software support services to its customers.

Atlas is expected to leverage recent advances in software, monitoring systems, and communications, to build a new, leading edge, global support infrastructure, providing 24x7 software support to large and medium sized companies.

During the second half of 2005, Tribeworks made advances totaling $1,073,744 (plus accrued interest) to Atlas which Atlas utilized to develop IT software systems and to acquire computer hardware. The advances of $1,073,744 have been shown as an investment in Atlas in the Tribeworks financial statements as of December 31, 2005. As part of the acquisition closing, Atlas provided audited financial statements at December 31, 2005, which were included with the Form 8-K filing made in January 2006 and subsequently a Form 8K/A was filed with these financial statements reaudited in accordance with US GAAP and attached thereto a pro forma balance sheet consolidating Tribeworks with Atlas effective at December 31, 2005. This was filed with the SEC on November 17, 2006.

The acquisition of Atlas will be accounted for using the purchase method of accounting and the purchase price will be allocated to the tangible and intangible net assets acquired based on the management's evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141.

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE P - ACCOUNTING CHANGES IN CONNECTION WITH ACQUISITION OF ATLAS

In the year ended December 31, 2005 the Company initially wrote-off to Product Development Expenditure the advances made to Atlas in accordance with the previous accounting policy. It was subsequently decided by the Company that it was more appropriate to restate the previously written-off advances to Atlas as an investment in Atlas and to capitalize the software developed in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) which had already been adopted by the Company with effect from January 1, 2006,

As a result the Company re-measured the cost of the business acquired by allocating the purchase price of $1,181,015 to the acquired assets, intangibles, and assumed liabilities in accordance with Statements of Financial Accounting Standards No. 141, "Accounting for Business Combinations."

The correction and restatement of the advances as an investment rather than an expense had the following effect on the reported net loss and earnings per share. Previously the Company had expensed the loan to Atlas as software development costs. This has been reclassified as an investment in Atlas at December 31, 2005, which reduced the net loss at December 31, 2005 from $1,249,535 to $175,791 and as a result the reported net loss per share was reduced from $0.06 to $0.02.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

After the completion of the 2004 audit, Tauber & Balser PC resigned as auditors for the Company and at the annual general meeting of shareholders held on August 19, 2005, HLB Cinnamon Jang Willoughby & Company was appointed the auditors for the Company. On October 13, 2006, the board of directors of Tribeworks, Inc. (the “registrant”) approved the dismissal of HLB Cinnamon, Jang, Willoughby, Chartered Accountants, as the registrant’s independent registered public accounting firm.

No report of HLB Cinnamon, Jang, Willoughby, Chartered Accountants, on the financial statements for either of the past two years contained any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principle. During the fiscal years ended December 31, 2005 and 2006 and through October 13, 2006, there were no disagreements with HLB Cinnamon, Jang, Willoughby, Chartered Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of HLB Cinnamon, Jang, Willoughby, Chartered Accountants, would have caused it to make reference thereto in any report.

During the fiscal years ended December 31, 2005 and 2006 and through October 13, 2006, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).  The registrant requested that HLB Cinnamon, Jang, Willoughby, Chartered Accountants, furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter to the Securities and Exchange Commission is filed as Exhibit 16.1 to this Current Report on Form 8-K.

On October 13, 2006, the registrant engaged the firm of Williams & Webster, P.S. as the registrant’s principal independent accountant to audit the registrant’s financial statements. Since the registrant does not currently maintain an audit committee, the full board of directors of the registrant approved the engagement of Williams & Webster, P.S. Prior to the engagement of Williams & Webster, P.S., neither the registrant nor any person on the registrant’s behalf consulted Williams & Webster, P.S. regarding either (i) the application of accounting principles to a specified completed or proposed transaction or the type of audit opinion that might be rendered on the registrant’s financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such Item) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A. CONTROLS AND PROCEDURES

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

Robert Altinger, 44 - Director

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

W. Gordon Blankstein, 54 - Director

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

Robert C. Gardner, 64 - Director

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

Peter B. Jacobson, 45 - Director and CEO

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

Byran S P (Paddy) Marra, 59 - Director and CFO

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

ITEM 10. EXECUTIVE COMPENSATION

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

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Compensation ($)

Duncan J. Kennedy,	2004	68,794	0	35,208	0	0	0	0
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

Title of Class	Name and Address of Beneficial Owner of Beneficial Owner	Amount and Nature	Percent of Class

Directors and Officers

Common Stock	Robert Altinger 34 Main Street Mosta, Malta	600,000 - Direct	2.8%

Common Stock	W. Gordon Blankstein 8011, 240 St Vancouver, B.C., Canada	400,000 - Direct	1.9%

Common Stock	Robert C. Gardner 2153, 349 West Georgia St Vancouver, B.C., Canada	500,000 - Direct	2.3%

Common Stock	Peter Jacobson 111 Via Quito Newport Beach CA 92663-5503	600,000 - Direct	2.8%

The directors collectively hold 9.8% of Company’s stock. Paddy Marra does not hold any stock in the Company.

Other shareholders over 5%

Title of Class	Name and Address of Beneficial Owner of Beneficial Owner	Amount and Nature	Percent of Class

Common Stock	Robert Blankstein 8032 Government Rd Burnaby, B.C., Canada	1,575,000 - Direct (1)	7.3%

Common Stock	Michael T Murphy 2812 West Lake Sammamish Pkwy NE Redmond WA 98052	3,363,636 - Direct	15.6%

Common Stock	Pharoah Properties Corporation Alves De Souza Houman Colart 6 Cours De Rive 1204 Geneva, Switzerland	2,002,272 - Direct	9.3%

Common Stock	WebConsult Limited Watergardens 5 PO Box 417, Gibraltar	2,202,274 - Direct	10.2%

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

10.1	Pan World Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)*

10.2	Tribeworks, Inc. 2001 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)*

10.3	Tribeworks, Inc. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Schedule 14A filed April 14, 2004)*

21.1	Subsidiaries of the Issuer (Incorporated by reference to Exhibit B to the Registrant's Form 10-KSB filed April 17, 1006)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15(d)-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

99.1	Asset and Liability Assignment and Indemnification Agreement, dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)*

99.2	Promissory Note, dated March 29, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)*

(b)	The following reports on Form 8-K were filed during the quarter ended December 31, 2005:

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

Tribeworks, Inc., a Delaware corporation

Date: December 21, 2006	By:	/s/ Peter B. Jacobson
Peter B. Jacobson, Chief Executive Officer (Registrant’s Principal Executive Officer)

Date: December 21, 2006	By:	/s/ B.S.P. Marra
B.S.P. Marra, Chief Financial Officer (Registrant’s Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: December 21, 2006	/s/ Robert Altinger
Robert Altinger, Director

Date: December 21, 2006	/s/ W. Gordon Blankstein
W. Gordon Blankstein, Director

Date: December 21, 2006	/s/ Robert C. Gardner
Robert C. Gardner, Director

Date: December 21, 2006	/s/ Peter B. Jacobson
Peter B. Jacobson, Director

Date: December 21, 2006	/s/ B.S.P. Marra
B.S.P. Marra, Director