Form 10QSB/A
period 2006-03-31
TRIBEWORKS INC
filed 2007-03-30
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A
(Amendment No. 2)

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

As of the close of business on March 27, 2007, there were 26,331,805 shares outstanding of the issuer’s common stock, par value $0.0004 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

EXPLANATORY NOTE

1.
On November 17, 2006 the Company filed a Form 10-QSB/A restating the financial statements for the quarter ended March 31, 2006 due to a change in accounting policies relating to the 2005 financial year. It has been determined that the changes made with regard to the capitalization of software development costs and the acquisition of AtlasTG should have been disclosed as a correction of an error.  Consequently, full disclosure of this error has been made in the Notes accompanying this refiled Form 10-KSB/A (amendment No. 2) for the year ended December 31, 2005 filed contemporaneously with this filing. The changes made in this amended 10-QSB/A pertain solely to the wording of Notes and Disclosure statements and in particular to Note M. The previous changes to the operating results and financial statements for the quarter ended March 31, 2006 as set out below in Notes 2 and 3 remain unchanged

2.
On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of TakeCareofIT Holdings Limited and its subsidiaries (d/b/a the Atlas Technology Group) (“AtlasTG”). Tribeworks paid $37,235 in cash in consideration to the selling shareholders of AtlasTG and assumed various liabilities. The effect of this acquisition has been filed in a Form 8-K on November 17, 2006, which included a pro forma consolidation of AtlasTG into Tribeworks at December 31, 2005. These changes are reflected in the restated financial statements for the quarter ending March 31, 2006 and set out in new Notes L and M of this amended filing and the previous Note D setting out a pro forma consolidation of AtlasTG into Tribeworks has been removed and the other Notes renumbered accordingly. As a result of these amendments:

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

d.
As of January 20, 2006 AtlasTG has been consolidated and as a result of the use of the purchase method of accounting, the purchase price was allocated to the tangible and intangible net assets acquired based on the management’s evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. $835,192 of the purchase price has been allocated to the IT Technology acquired in the AtlasTG acquisition and has been recognized and included as an Intangible Asset in the June 30, 2006 Balance Sheet;

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

The Company’s intangible assets are summarized as follows:

	March 31, 2006	Dec 31, 2005
Software Development	155,907	—
IT Technology Acquired	835,192	—
Less: Accumulated Depreciation	—	—
	991,099	—
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
$1,181,015

NOTE M - CORRECTION OF ERROR IN CONNECTION WITH ACQUISITION OF ATLAS

On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of TakeCareofIT Holdings Limited and its subsidiaries (d/b/a the Atlas Technology Group) as reported in Note L above. The effect of this acquisition has been filed in a Current Report on Form 8-K on November 17, 2006, which included a pro forma consolidation of AtlasTG 's financial results with those of Tribeworks at December 31, 2005. These changes were also disclosed in the restated financial statements for the year ending December 31, 2005 and set out in an amended Form 10-KSB/A filing made on December 21, 2006. These reports stated that the changes were due to changes in accounting policies due to the adoption Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) which had been adopted by the Company effective from January 1, 2006, after having initially written off an advance of $1,073,744 made to AtlasTG to Product Development Expenditure under the previous accounting policies.

The Company now has determined that the changes made were not as a result of an adoption of a change in accounting policies but as a correction of an error. The comparative figures for 2005 have been corrected and restated to reflect this correction of error in the financial statements for the quarter ending March 31, 2006. The Company re-measured the cost of the business acquired by allocating the purchase price of $1,181,015 to the acquired assets, intangibles, and assumed liabilities in accordance with Statements of Financial Accounting Standards No. 141 “Accounting for Business Combinations.”

These corrections and restatements (See Note L above) had the following effect on the reported net loss and earnings per share. Previously the Company had expensed the loan to Atlas as software development costs. This has been reclassified as an investment in Atlas at December 31, 2005, which reduced the loss at December 31, 2005 from $1,249,535 to $175,791 and as a result the reported net loss per share was reduced from $0.06 to $0.02.

The proforma consolidated statement of operations for the three months ended March 31, 2005 presented below assumes that the combination occurred at the beginning of the periods presented in the statements. All intercompany accounts and transactions have been eliminated. These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Tribeworks and Atlas. The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

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

TRIBEWORKS, INC., a Delaware corporation

Date: March 30, 2007	By:	/s/ Peter B Jacobson
Peter B Jacobson Chief Executive Officer

Date: March 30, 2007	By:	/s/ B. S. P. Marra
B. S. P. Marra Chief Financial Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
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