Form 10QSB/A
period 2006-06-30
TRIBEWORKS INC
filed 2007-03-30
CIK 1093636

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

EXPLANATORY NOTE

1.
On November 17, 2006 the Company filed a Form 10-QSB/A restating the financial statements for the quarter ended June 30, 2006 due to a change in accounting policies relating to the 2005 financial year. It has been determined that the changes made with regard to the capitalization of software development costs and the acquisition of AtlasTG should have been disclosed as a correction of an error.  Consequently, full disclosure of this error has been made in the Notes accompanying this refiled Form 10-KSB/A (amendment No. 2) for the year ended December 31, 2005 filed contemporaneously with this filing. The changes made in this refiled 10-QSB/A pertain solely to the wording of Notes and Disclosure statements and in particular to Note L. The previous changes to the operating results and financial statements for the quarter ended June 30, 2006 as set out below in Notes 2, 3 and 4 remain unchanged

2.
On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of TakeCareofIT Holdings Limited and its subsidiaries (d/b/a the Atlas Technology Group) (“AtlasTG”). Tribeworks paid $37,235 in cash in consideration to the selling shareholders of AtlasTG and assumed various liabilities. The effect of this acquisition has been filed in a Form 8-K/A on November 17, 2006, which included a pro forma consolidation of AtlasTG into Tribeworks at December 31, 2005. These changes are reflected in the restated financial statements for the quarter ending June 30, 2006 and set out in new Notes K and L of this amended filing and the previous Note D setting out a pro forma consolidation of AtlasTG into Tribeworks has been removed and the other Notes renumbered accordingly. As a result of these amendments:

a.
The investment in AtlasTG of $1,073,744 has been brought into the December 31, 2005 comparative figures in the Balance Sheet on an unconsolidated basis as the acquisition did not take place until January 20, 2006;

b.	The accumulated deficit at December 31, 2005 has been reduced by $791,256 and as a result the Total Stockholders’ Equity is now $415,583;

c.
All of the other AtlasTG December 31, 2005 assets and liabilities as previously shown in Note D have been removed from the December 31, 2005 comparatives, leaving only the Tribeworks December 31, 2005 figures - see 3. below;

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

3.
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

4.
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

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEET
JUNE 30, 2006

	June 30, 2006	December 31, 2005
		Restated
Current Assets
Cash	$1,058,475	$-
Prepaid expenses	8,378	-
TOTAL CURRENT ASSETS	$1,066,853	-
Other Assets
Equipment, net of accumulated depreciation of $110,259 - 2005: $51,834	309,274	-
Software Development Costs	220,858	-
IT Technology	835,192	-
	1,365,324	-
Investment in Atlas		1,073,744
Net Assets of Discontinued Operations	98,953	126,282
TOTAL ASSETS	$2,531,130	$1,200,026
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$338,793	$-
Accrued expenses	327,789	-
Due to stockholders	-	-
Income Taxes Payable	3,863	-
Notes payable	190,000	-
Other Loan	1,186	-
Deferred revenue	-	-
TOTAL CURRENT LIABILITIES	861,631	-
Net Liabilities of Discontinued Operations	373,679	784,443
Stockholders’ Equity
Application Monies for new Stock		417,289
Preferred stock: $.0004 par value, 10,000,000 shares authorized, 84,000 shares issued and outstanding	34	34
Common stock: $.0004 par value, 200,000,000 shares authorized, 24,467,805 (2005 - 21,607,555) shares issued and outstanding	9,789	8,635
Additional paid-in capital	5,770,284	3,681,613
Accumulated deficit	(4,484,287)	(3,691,988)
TOTAL STOCKHOLDERS’ EQUITY	1,295,820	415,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,531,130	$1,200,026

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Six Months Ended June 30,			Three Months Ended June 30,
	2006		2005	2006		2005

REVENUES		$-	$-		$-	$-

COST OF SALES		-	-		-	-

GROSS PROFIT		-	-		-	-

OPERATING EXPENSES
Product support		-	-		-	-
Product development		374,096	-		270,117	-
Sales and marketing		44,524	-		32,292	-
General and administrative		376,371	-		227,297	-
		794,991	-		529,706	-

INTEREST EXPENSE		2,288	-		(179)	-
OTHER INCOME (EXPENSE)		(756)	-		(756)	-
		1,532	-		(935)	-

INCOME (LOSS) BEFORE INCOME TAXES		(793,459)	-		(530,641)	-

INCOME TAXES		25	-		25	-

NET INCOME (LOSS)
Continuing Operations		(793,484)	-		(530,666)	-
Discontinued Operations		(42,752)	(26,389)		(12,555)	$(69,998)
		$(836,236)	$(26,389)		$(543,221)	$(69,998)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations		$(0.03)	$-		$(0.02)	$-
Discontinued Operations	$	nil	$(0.02)	$	nil	$(0.04)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED		22,329,420	1,569,555		22,239,420	1,569,555

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

NOTE F - REVERSE STOCK SPLIT

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
$1,181,015

NOTE L - CORRECTION OF ERROR IN CONNECTION WITH ACQUISITION OF ATLAS

On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of TakeCareofIT Holdings Limited and its subsidiaries (d/b/a the Atlas Technology Group) as reported in Note K above. The effect of this acquisition has been filed in a Current Report on Form 8-K on November 17, 2006, which included a pro forma consolidation of AtlasTG 's financial results with those of Tribeworks at December 31, 2005. These changes were also disclosed in the restated financial statements for the year ending December 31, 2005 and set out in an amended Form 10-KSB/A filing made on December 21, 2006. These reports stated that the changes were due to changes in accounting policies due to the adoption Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) which had been adopted by the Company effective from January 1, 2006, after having initially written off an advance of $1,073,744 made to AtlasTG to Product Development Expenditure under the previous accounting policies.

The Company now has determined that the changes made were not as a result of an adoption of a change in accounting policies but as a correction of an error. The comparative figures for 2005 have been corrected and restated to reflect this correction of error and for the effects of sale TDC on September 14, 2006 being treated as discontinued operations in the financial statements for the quarter ending June 30, 2006. The Company re-measured the cost of the business acquired by allocating the purchase price of $1,181,015 to the acquired assets, intangibles, and assumed liabilities in accordance with Statements of Financial Accounting Standards No. 141 “Accounting for Business Combinations.”

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experienced a net loss of $530,666 for continuing operations for the quarter ended June 30, 2006, an increase of $267,848, or 102%, from the loss of $262,818 reported for the first quarter of 2006, making a total loss for continuing operations for the year to date of $793,484. This is further discussed below, but is a reflection of the transition and changeover between the previous business of Tribeworks and the new Atlas business being developed.

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

TRIBEWORKS, INC., a Delaware corporation

Date: March 30, 2007	By:	/s/ Peter B. Jacobson
Peter B. Jacobson
Chief Executive Officer

Date: March 30, 2007	By:	/s/ B. S. P. Marra
B. S. P. Marra
Chief Financial Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

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