Form 10QSB/A
period 2006-09-30
TRIBEWORKS INC
filed 2007-03-30
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE

On November 17, 2006 the Company filed a Form 10-QSB for the nine months ended September 30, 2006. On December 21, 2006 the Company filed a Current Report on Form 8-K amending the Form 10-KSB/A and financial statements for the year ended December 31, 2005 due to a change in accounting policies relating to the 2005 financial year. It has been determined that the changes made with regard to the capitalization of software development costs and the acquisition of AtlasTG should have been disclosed as a correction of an error rather than a change in accounting policies.  Consequently, full disclosure of this error has been made in the Notes accompanying amended Form 10-KSB/A (amendment No. 2) for the year ended December 31, 2005 filed contemporaneously with this filing. The changes made in this amended 10-QSB/A pertain solely to the wording of Notes and Disclosure statements and in particular to Note L. The previous operating results and financial statements for the quarter and nine months ended September 30, 2006 remain unchanged.

TRIBEWORKS, INC.
FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(1,360,628)	$(102,924)
Adjustments:
Depreciation and FX adjustments	92,281	-
Gain from discontinued activities	192,685
Changes in:
Accounts receivable	25,812	-
Prepaid expenses	(6,859)	-
Accounts payable and accrued expenses	(410,780)	-
Taxes payable	(5,539)	-
Net cash provided by discontinued operations	84,526	(34,924)
Net cash provided (used) by operating activities	(1,388,502)	(137,849)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(89,067)	—
Loan advance	—	(725,672)
Software Development Costs	(312,581)	—
Net cash provided (used) by investing activities	(401,648)	(725,672)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	—	451,000
Proceeds from subscription monies		284,589
Short term loans (net)	181,233
Increase in note payable		91,474
PrProceeds from application monies received and options exercised (net of fees and costs)	1,715,985	—
Net cash provided by discontinued operations	6,821	(137,849)
Net cash provided (used) by financing activities	1,897,218	101,391
NET INCREASE (DECREASE) IN CASH	113,889	(36,458)
CASH, BEGINNING OF PERIOD	177,799	43,729
CASH, END OF PERIOD	$291,688	$7,271
SUPPLEMENTAL CASH FLOW INFORMATION:

	September 30, 2006		September 30, 2005

Interest paid		$3,898	$	Nil
Income taxes paid	$	Nil	$	Nil
NON-CASH TRANSACTIONS:
Acquisition of IT Technology		$835,192	$	Nil

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

The Company now has determined that the changes made were not as a result of an adoption of a change in accounting policies but as a correction of an error. The comparative figures for 2005 have been corrected and restated to reflect this correction of error in the financial statements for the quarter ending September 30, 2006. The Company re-measured the cost of the business acquired by allocating the purchase price of $1,181,015 to the acquired assets, intangibles, and assumed liabilities in accordance with Statements of Financial Accounting Standards No. 141 “Accounting for Business Combinations.”

These corrections and restatements (See Note K above) had the following effect on the reported net loss and earnings per share. Previously the Company had expensed the loan to AtlasTG as software development costs. This has been reclassified as an investment in AtlasTG at December 31, 2005, which reduced the loss at December 31, 2005 from $1,249,535 to $175,791 and as a result the reported net loss per share was reduced from $0.06 to $0.02.

The proforma consolidated statement of operations for the nine months ended September 30, 2005 presented below assumes that the combination occurred at the beginning of the periods presented in the statements. All intercompany accounts and transactions have been eliminated. These proforma financial statements should be read in conjunction with the historical financial statements and notes thereto of Tribeworks and Atlas. The proforma financial statements do not purport to be indicative of the financial positions and results of operations, which actually would have been obtained if the combination had occurred on the dates indicated, or the results, which may be obtained in the future.

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

We have based the forward-looking statements relating to our operations on management’s current beliefs expectations, estimates, and projections about us and the industry in which we operate, as well as assumptions and information currently available to us. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Because forward-looking statements involve future risks and uncertainties, there are several important factors that could cause actual results to differ materially from historical results and percentages and from the results anticipated by these forward-looking statements. For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include, without limitation:

•འའ	Whether or not our products are accepted by the marketplace and the pace of any such acceptance,

•འའ	our ability to attract customers for our new business,

•འའ	improvements in the technologies of our competitors,

•འའ	changing economic conditions, and

•འའ	other factors, some of which will be outside of our control.

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