Form 10KSB/A
period 2005-12-31
TRIBEWORKS INC
filed 2007-04-04
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A
(Amendment No. 2)

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

EXPLANATORY NOTE

1.
On December 21, 2006 the Company filed a Form 8-K (and an amended Form 8-K/A the following day correcting a typographical error) and an amended Form 10-KSB/A restating the statement of operations and the balance sheet for the year ended December 31, 2005 due to a change in accounting policies. It has been determined that the changes made with regard to the capitalization of software development costs and the acquisition of AtlasTG should have been disclosed as a correction of an error. Consequently, full disclosure of this error has been made in the Notes accompanying this refiled Form 10-KSB/A for the year ended December 31, 2005. The changes made in this refiled 10-KSB/A pertain solely to the wording of Notes and Disclosure statements. The previous changes to the operating results and financial statements for the year ended December 31, 2005 as set out below in Note 2 remain unchanged.

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

d.	The loss per share has been reduced to $0.02 from the previous $0.06.

e.	The reduced loss from operating activities has been reflected in the Consolidated Statement of Cash Flows with a compensating investment in Atlas of $1,073,744.

3.	Further note explanations have been added or amended to explain these changes and appropriate accounting standards associated with the amended results.

To comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-KSB/A and for convenience, we are setting forth in this amendment a restatement of the Form 10-KSB as amended hereby, and adding, as exhibits, certain current dated certifications of our principal executive and principal financial officers. Except for the matters described in this Explanatory Note, this amendment does not modify or update disclosures in, or exhibits to the Form 10-KSB originally filed on April 17, 2006. Furthermore, except for the matters described above, this amendment does not materially change any previously reported financial results, nor does it reflect events occurring after the date of the original Form 10-KSB, except as set out in NOTE O - SUBSEQUENT EVENTS.

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

ITEM 7. FINANCIAL STATEMENTS

TRIBEWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2005 AND 2004

TRIBEWORKS, INC. AND SUBSIDIARIES

Williams & Webster, P.S.
Certified Public Accountants & Business Consultants

Tribeworks, Inc.
Redmond, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Tribeworks, Inc. as of December 31, 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tribeworks, Inc. as of December 31, 2005 and the results of its operations, stockholders' equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

As described in Note P, subsequent to the issuance of the Company's December 31, 2005 financial statements, management became aware of errors related to the accounting for its loans to Atlas Technology Group. Accordingly, adjustments have been made to the accompanying financial statements as of December 31, 2005 to correct these errors.

Williams & Webster, P.S.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
December 15, 2006, except for Note P which is dated February 18, 2007.

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

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company’s financial position and limited capital resources raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Financial Accounting Standards Board Statement No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure (“SFAS 148”), requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for all awards had been determined in accordance with the fair value based method prescribed in SFAS 123. For the year ended December 31, 2004, the difference between the reported and pro forma net income (loss) available to common shareholders was insignificant and, thus, there was no effect on the net earnings (loss) per common share.

The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model, however, no options were granted during 2004 and 2005.

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

NOTE C - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses during both 2004 and 2005 and had a working capital deficiency of $660,073 and $480,072 for 2005 and 2004. At December 31, 2005, the Company has stockholders’ equity of $415,583 compared to an equity deficiency of $478,381 at December 31, 2004. The Company is in default on its note payable and has deferred payment of certain accounts payable and accrued expenses while further new equity is raised.

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

NOTE O - SUBSEQUENT EVENTS

Disposition of Tribeworks Development Corp.

During the period ended June 30, 2006 the Company elected to fully dispose of its wholly owned subsidiary, Tribeworks Development Corporation (“TDC”) and this sale was completed on September 14, 2006 by way of 541368 LLC, a California limited liability company, purchasing 100% of the stock of TDC for an aggregate consideration of $100 and the settlement of certain disputes between Tribeworks and certain members of the management of 541368 LLC, who formerly served as the management of Tribeworks and TDC (see Note L above). In addition, Tribeworks agreed to make a one-time cash payment of $44,500 to TDC in full satisfaction of Tribeworks’ obligations under an existing Support Agreement dated as of August 1, 2005 between the Tribeworks and TDC, and the Support Agreement was terminated pursuant to the sale agreement. The sale agreement also contained customary representations, warranties, covenants and mutual indemnity provisions.

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

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE P - CORRECTION OF AN ERROR IN CONNECTION WITH ACQUISITION OF ATLAS

On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of TakeCareofIT Holdings Limited and its subsidiaries (d/b/a the Atlas Technology Group) (“AtlasTG”). Tribeworks paid $37,235 in cash in consideration to the selling shareholders of AtlasTG and assumed various liabilities. The effect of this acquisition has been filed in a Current Report on Form 8-K/A on November 17, 2006, which included a pro forma consolidation of AtlasTG 's financial results with those of Tribeworks at December 31, 2005. These changes were disclosed in the restated financial statements for the year ending December 31, 2005 and set out in an amended Form 10-K/A filing made on December 21, 2006. The changes due to changes in accounting policies due to the adoption Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) which had been adopted by the Company effective from January 1, 2006, after having initially written off an advance of $1,073,744 made to AtlasTG to Product Development Expenditure under the previous accounting policies.

As a result the Company re-measured the cost of the business acquired by allocating the purchase price of $1,181,015 to the acquired assets, intangibles, and assumed liabilities in accordance with Statements of Financial Accounting Standards No. 141, "Accounting for Business Combinations" as follows:

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

▪
Advance to AtlasTG of $1,073,744 has been brought into the December 31, 2005 assets in the Balance Sheet as a correction of an error and change in accounting policies to be consistent with the accounting policies adopted following the acquisition of AtlasTG on January 20, 2006 (the assets acquired in AtlasTG are set out in the table in Note 12);

▪	The accumulated deficit at December 31, 2005 was reduced by $1,073,744 and as a result the Total Stockholders’ Equity was restated as $415,583;

▪
The amount of product development expense was been reduced from $1,141,031 to $67,287 and this in turn reduced the loss from operations to $191,283 from the previous $1,265,027, the loss before income taxes to $171,021 (previously $1,244,765) and the net loss to $175,791 from $1,249,535, before the subsequent adjustment for discontinued operations on the sale of TDC in September 2006);

▪	The 2005 loss per share has been reduced to $0.02 from the previous $0.06.

▪	The reduced loss from operating activities has been reflected in the Consolidated Statement of Cash Flows with a compensating investment in Atlas of $1,073,744.

▪	Further note explanations were added or amended to explain these changes and appropriate accounting standards associated with the amended results.

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

In the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006, and then amended and reported in a Form 10-KSB/A on December 21, 2006, our management concluded that our internal control over financial reporting disclosures and procedures were effective as of December 31, 2005. The amended filing made on December 21, 2006 was as result of the filing of a Form 8-K with regard the acquisition of AtlasTG and the filing of pro forma financial statements reflecting the result of the satisfaction of the purchase agreement between Tribeworks, Inc. and the shareholders of AtlasTG. The pro forma financial statements were prepared utilizing the historical financial statements of Tribeworks and AtlasTG. The pro forma consolidated statement of operations assumes that the combination occurred at the beginning of the periods presented in the statements. All intercompany accounts and transactions were eliminated and certain adjustments to the December 2005 pro forma balance sheets were made as set out in Note P above and these were filed in an amended Form 10-KSB/A on December 21, 2006.

After further discussion and reflection, the changes made with regard to the capitalization of software development costs and restatement of assets following the AtlasTG acquisition need to be disclosed as a correction of an error and full disclosure of this has been made in the Notes accompanying these financial statements and the refiled Forms 8-K/A that have been filed in conjunction with this Form 10-KSB/A. Internally within AtlasTG when it was acquired by Tribeworks on January 20, 2006, AtlasTG had in place internal procedures and controls for the capitalization of software development costs, whereas Tribeworks had an accounting policy of writing off all development costs as their software was regarding a mature product. Therefore the write-off made in the Tribeworks financial statements for the year ended December 31, 2005 was in accordance with their existing Tribeworks accounting policies, but following the acquisition and subsequent sale of the former business operations of Tribeworks and during the preparation of restatement of the AtlasTG financial statements for the Form 8-K filed on November 17, 2006, it was thought more appropriate that the AtlasTG accounting policies, as by that stage AtlasTG had become the predominate business, be adopted as the group policy, which the auditors agreed with. We now realize the subsequent adjustments should have been filed as corrections of an error rather than as a change in accounting policy as previously filed.

Therefore this revised Form 10-KSB/A makes it clear that this was a correction of an error with the fundamental change in accounting policy with regard to the adoption of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) with regard to the capitalized of certain software development costs that meet the requirements of SFAS 86.

These corrections and restatements (see Note P above) had the following effect on the reported net loss and earnings per share. Previously the Company had expensed the loan to AtlasTG as software development costs. This has been reclassified as part of the investment in AtlasTG at December 31, 2005, which reduced the loss at December 31, 2005 from $1,249,535 to $175,791 and as a result the reported net loss per share was reduced from $0.06 to $0.02.

Apart from the maters explained above, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

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

Set forth below is the name, age, years of service and positions of the executive officers and directors of Tribeworks as of March 31, 2006.

Name	Age	Position	Director Since

Robert Altinger	44	Director	August, 2005

W. Gordon Blankstein	55	Director	August, 2005

Robert C. Gardner	65	Director	August, 2005

Peter B. Jacobson	45	Director and CEO	June, 2005

B S P (Paddy) Marra	59	Director and CFO	December 2005 CFO since September 2005

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

10.1	Pan World Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)*

10.2	Tribeworks, Inc. 2001 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)*

10.3	Tribeworks, Inc. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Schedule 14A filed April 14, 2004)*

21.1	Subsidiaries of the Issuer (Incorporated by reference to Exhibit B to the Registrant's Form 10-KSB filed April 17, 1006)

23.1	Consent of Tauber & Balser, P.C.

23.2	Consent of Williams & Webster, P.S.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15(d)-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

99.1	Asset and Liability Assignment and Indemnification Agreement, dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)*

99.2	Promissory Note, dated March 29, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)*

(b)	The following reports on Form 8-K were filed during the quarter ended December 31, 2005:

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

Tribeworks, Inc., a Delaware corporation

Date: April 4, 2007	By:	/s/ Peter B. Jacobson
Peter B. Jacobson, Chief Executive Officer (Registrant’s Principal Executive Officer)

Date: April 4, 2007	By:	/s/ B.S.P. Marra
B.S.P. Marra, Chief Financial Officer (Registrant’s Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 4, 2007	/s/ Robert Altinger
Robert Altinger, Director

Date: April 4, 2007	/s/ W. Gordon Blankstein
W. Gordon Blankstein, Director

Date: April 4, 2007	/s/ Robert C. Gardner
Robert C. Gardner, Director

Date: April 4, 2007	/s/ Peter B. Jacobson
Peter B. Jacobson, Director

Date: April 4, 2007	/s/ B.S.P. Marra
B.S.P. Marra, Director