Form 10KSB
period 2006-12-31
TRIBEWORKS INC
filed 2007-04-16
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

State issuer’s revenues for its most recent fiscal year. $39,706.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 11, 2007 was approximately $11,055,186 based upon the closing price per share of the Common stock of $0.90 on that date.

There were 26,331,805 shares of the registrant’s Common Stock issued and outstanding as of April 11, 2007.

Transitional Small Business Disclosure Format (check one) YES ☐ NO ☒

In this report, the terms “we,” “our” and “us,” refer to Tribeworks, Inc. and its direct and indirect wholly owned subsidiaries, including Atlas Technology Group, which we refer to as “AtlasTG”.

PART I
ITEM 1. DESCRIPTION OF BUSINESS

Overview

We were incorporated in August 1998 as Tribeworks Inc., a California corporation (“California Tribeworks”). On November 2, 1999, we entered into a transaction with Pan World Corporation, a publicly-traded Nevada corporation (“Pan World”), whereby Pan World agreed to provide financing in connection with the merger of a newly formed subsidiary of Pan World into California Tribeworks (the “Recapitalization”). Prior to the Recapitalization, Pan World never had any material operations. As a result of the Recapitalization, shareholders of California Tribeworks exchanged all of their shares of California Tribeworks for Pan World common stock. Subsequent to the Recapitalization, we were reincorporated in Delaware as Tribeworks, Inc. We opened a wholly-owned subsidiary in Japan (“Tribeworks Japan”) in August 2000, which engaged in sales and professional services activities primarily in our Enterprise application development business, until it was closed during the third quarter of 2004.

Beginning in 2003, we partnered with Kinoma, Inc. (“Kinoma”) to create new products for the mobile software market, specifically targeting Palm OS devices. Kinoma makes Kinoma Player, which is a high-resolution, interactive movie player for handhelds running the Palm OS. We developed two products in partnership with Kinoma that create Kinoma Player content, iShell Mobile, an iShell-based application development tool, launched in October 2003, and Kinoma Media Album, a consumer multimedia management tool, launched in May of 2004. Kinoma received a per unit royalty on sales of iShell Mobile and Kinoma Media Album.

During 2005, the previous business lines of Tribeworks were separated into a wholly owned subsidiary named Tribeworks Development Corporation (“TDC”). The TDC business was primarily built around the sale of software through two main distribution channels: the graphics software tools business and proprietary products called iShell® or iShell Mobile and an enterprise application development business. TDC was sold to its former management on September 14, 2006. Until approximately the middle part of 2006, the iShell line of products and an enterprise application development business were our primary product offering and business. The former assets, liabilities and business operations of TDC have been reclassified as discontinued operations in the financial statements in this annual report for the year ended December 31, 2006 on Form 10-KSB (the “Annual Report”). References to the former business of Tribeworks in these financial statements will be to the TDC business to separate it from the new business stream of the going forward business.

On January 20, 2006 we acquired TakeCareofIT Holdings Ltd., doing business as Atlas Technology Group (“AtlasTG”), a Malta Corporation that was established in September 2004 to provide external Information Technology (“IT”) application support services for organizations with large IT functions. The AtlasTG IT support business will be our primary business focus going forward. We plan to become a leading IT outsourcing support company for custom software applications worldwide. After extensive beta testing, the AtlasTG business line is now at the revenue launch stage with the first support customers being signed on in February 2007. Our in-house developed tools and processes needed to onboard IT applications and provide remote IT application support are now ready to meet the needs of our customers.

Our head operating office is located in Malta. We also have subsidiary offices in Wellington, New Zealand and Redmond, Washington and a data center in Seattle, Washington. We currently have 28 employees and 3 working executive directors. Our primary service of remotely supporting custom and complex software applications for customers who want to outsource non-core business processes and focus on their core competencies, through the use of proprietary processes and monitoring systems, is maintained by our state-of-the-art data centers in Seattle and Malta, and 24x7 “follow the sun” support centers in Malta, Redmond/Seattle, and Wellington.

We are leveraging the recent advances in software, monitoring systems, and communications, to build a new, leading edge, global support infrastructure, providing 24x7 software support to large and medium sized companies. Our new application on-boarding and monitoring processes allow for dramatic cost savings over existing IT service providers. With more than thirty years of combined experience in IT support, our management team brings a significant level of knowledge and experience in outsourced application support. Our management team’s experience includes worldwide application support for companies such as JP Morgan, Microsoft, and Avanade.

We intend to offer our services worldwide, with the majority of our targeted customers having multi-national operations. Our operations are designed to be a highly distributable venture, with the ability to place people in the best possible locations so that we can provide a seamless service offering across the world. The worldwide IT market is approximately one trillion dollars in size including hardware, software and communications. (Source: Gartner Group, Inc. (“Gartner”) available at http://www3.gartner.com/Init)

The latest trend in outsourcing toward outsourcing application support is dramatic. According to Forrester Research Inc. (“Forrester”), Tier 2 application support and business outsourcing is forecast to represent a $220 billion market by 2006 with additional growth averaging 10% annually. According to Forrester the percentage of IT budgets spent on maintaining existing applications was 73% in 2004 and 76% in 2005, and the trend is expected to continue. (Source: Forrester Research, Inc. “2005 Enterprise IT Outlook: Business Technographics North America”).

To many industry leaders, managed services represent an important change to how technology is delivered and consumed. The managed services market has expanded rapidly over the past several years, particularly in the under-served small- and medium-sized business (“SMB”) market. The SMB IT services market estimated to be worth $220 is expected to grow at a compound annual growth rate (“CAGR”) of 7.6% from 2004 to 2008. Remote monitoring and management (“RMM”) is the hottest growing segment expected to grow at 36% CAGR though 2008 in North America. A recent study by Forrester cited the SMB market at 48% of overall U.S. IT spending, stating that it will surpass enterprise IT spending by 2007. (Source: Gartner - Forecast IT Service, Worldwide, November 2005).

In January of 2007, we acquired all of the assets and approximately 700 customers of BLive Networks, Inc. (“BLive”). This acquisition further strengthens our capability of delivering high quality outsourced support into the US$220 billion worldwide IT Support market. The BLive acquisition strengthens our proprietary interactive support tools for companies providing IT support worldwide. The BLive systems can be used by companies for remote technical support and sales, both externally, and for internal corporate “Helpdesk” support departments. This technology enables our service providers to deliver faster response times and a personal connection with users. This acquisition is discussed further in Note 14 (Subsequent Events) to our Consolidated Financial Statements and below.

We are currently a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and our common stock (“Common Stock”) is quoted on the OTC Bulletin Board under the symbol TWKS.OB

Products and Services

We are in the business of providing custom, outsourced, application software support services to our customers. These services range from supporting specialized networks and single applications to providing the entire IT infrastructure management for customers who want to outsource IT application support and focus on their core business competencies. Through partnerships with other IT development consultants, fully outsourced IT services can be provided, with hard performance metrics and predictable costs.

We have spent two years developing our own proprietary software tools and processes. We are currently leveraging the recent advances in software, monitoring systems, and communications, to build a new, leading edge, global support infrastructure that provides 24x7 software support to large and medium sized companies. These new application on-boarding and monitoring processes should allow for dramatic cost savings over existing legacy IT service providers. Our service offerings will be worldwide, with the majority of the targeted customers having multi-national operations..

Our initial support centers are based in Malta and Wellington, New Zealand, and further technical support will be from a small team in Redmond, Washington, which will allow us to provide a “follow-the-sun”, 24 hour coverage. Additional locations will be added to increase capacity as needed. State of the art VoIP, call tracking and monitoring technology provide each employee with the tools needed to maximize support delivery.

We are now in the final testing and implementation phase of our suite of software including our unique onboarding and monitoring processes which allow cost savings over existing legacy IT service providers. Real time monitoring and support of our first customer started in March 2007 after onboarding began during January 2007. We anticipate that onboarding of our second customer will begin shortly.

During 2006, we increased and trained our support staff. Further support staff will be added and trained as our business expands. With the onboarding and monitoring tools now fully operational our sales and marketing efforts are also being increased.

Technical Support and Education

We provide both technical support and training to our customers as well as in-house and external training to our staff. Successful training of our technical support staff is key to our success. During 2006, all of our technical staff received training for various Microsoft technical qualifications. During 2007, we anticipate becoming a Microsoft“Gold Partner” with advanced infrastructure and learning solutions specializations. We believe that by becoming a Microsoft “Gold Partner” this will provide us with additional recognition and therefore revenue opportunities.

Competition

IT software application support is one of the last available outsourcing opportunities in the IT field. While many other IT functions have been outsourced, software application support has traditionally been kept in-house so that management is able to maintain control of this function. In recent years, a number of companies have outsourced all of their IT needs to large IT companies.

There are a large number of traditional consultant competitors competing in the same businesses as us, including IBM Global Services (“IBM”), Hewlett-Packard (“HP”), Electronic Data Systems Corporation (“EDS”), and Accenture Ltd. (“Accenture”) as well as a number of smaller companies. The industry is broken down into three segments: (i) the hardware manufacturers that provide additional IT services; (ii) the large pure-play IT service providers targeting Fortune 500 companies, and (iii) smaller independent companies that generally specialize in specific local markets.

The largest firms that we compete with in terms of 2006 revenue are HP with total revenue of $91.7 billion, of which approximately $15.6 billion is services including IT outsourcing. Source: HP.com.

IBM with total sales of $91.4 billion, of which approximately half, or $49 billion, represents services, and of this amount approximately $17.0 billion is strategic outsourcing services. Strategic outsourcing services is one of IBM’s fastest growing business segments and is growing at 3.2% annually, almost twice as fast as IMB Global Services total revenue. Source: IBM.com.

The pure-play IT service providers, with the majority of their fiscal year ended 2006 revenues coming from IT support services include EDS, with $21.3 billion in revenue (Source: EDS.com), Computer Sciences Corporation with $14.6 billion (Source: CSC.com), Accenture with $18.2 billion (Source: Accenture.com), and BearingPoint Inc with $3.4 billion in 2005 revenue (2006 revenues have not yet been disclosed, Source: BearingPoint.com). Our advantage over our larger competitors is that IT support is our main business focus and is not an ancillary service.

Other competitors of ours that provide support services and call centers, especially in India, include Wipro Limited (“Wipro”) and Infosys Technologies Limited (“Infosys”). Tata Consultancy Services, Ltd. (“TCS”) is another of our primary competitors that competes with us globally. Many hosting providers are also attempting to offer Application Service Provider (“ASP’) services as an add-on. There are other regional players, such as Wavex Technology Limited (“Wavex”) and Motive Inc. (“Motive”) that are also targeting the SMB market.

The principal advantage of what we offer is the ability to access the computers of our customers remotely. This allows our customers to maintain physical possession of their computers and continue their daily operations. We also compete against our competitors by establishing ourselves as a service provider with deep industry expertise in our sector, which enables us to respond rapidly to market trends and the evolving needs of our clients in our sector.  IT support is our sole business focus, unlike many of our competitors who offer IT support as an adjunct to there existing hardware or software sales.

In addition to the small and large competitors described above, we believe that our single biggest competitive factor is existing in-house support groups. We believe that in-house support groups are currently providing over 90% of IT support services.

Government Regulation

Laws regulating the Internet are constantly changing.  A number of new legislative and regulatory proposals relating to Internet commerce are under consideration with federal, state, local and foreign governments. A number of laws or regulations may be adopted regarding Internet user privacy, Internet security, taxation, pricing, quality of products and services, and intellectual property ownership, which may be applicable to us. The impact of additional legislation related to the Internet, in areas such as property ownership, copyrights, trademarks and trade secrets is uncertain.

Proprietary Rights

We rely on a combination of copyright laws, trademark laws, contract laws, and other intellectual property protection methods (such as signing confidentiality and non-disclosure agreements with potential clients) to protect our technology, names and logos in the United States and other countries. Tribeworks’ patented and trademarked “iShell” product and logo, which until mid 2006 was our lead product, were sold during 2006 to a former staff member of ours.

On January 20, 2006, we acquired AtlasTG. This acquisition resulted in additional proprietary rights such as AtlasTG’s unique OnBoarding processes as well as a range of trade secrets relating to its IT support technologies. We are now in the process of applying for a number of patents and trademarks for these systems, processes and their unique names as part of securing our proprietary products and establishing our marketing and branding.

Employees

AtlasTG has a total of 28 employees and consultants and three working executive directors working on a full-time basis.

ITEM 2. DESCRIPTION OF PROPERTY

AtlasTG has a six (6) year office lease covering approximately 471 square meters located at Level 3, 9 Empire Stadium Street, Gzira GZR04, Malta expiring on August 14, 2010 at a base annual rent of MTL16,000 (approx US$48,000), which escalates by MTL2,000 per annum (approx US$6,000) until the final year.

AtlasTG has a four year office lease of the second floor of 139-141 Featherston Street in Wellington, New Zealand expiring on July 31, 2009. The office comprises approximately 300 sq meters with a base annual rental of NZ$55,500 per annum (approx US$38,500) plus 12.5% Goods and Services Tax (“GST”) which is claimable against GST revenue tax payable or is refundable.

AtlasTG has a three year office lease of Suite 2001 at the Limited Edition Office Park, 2001 152nd Avenue NE, Redmond, Washington, expiring on July 31, 2009. The office comprises 3,825 rentable square feet at a base annual rental of US$61,200 in the first year, escalating to $68,850 in the 2nd year and $76,500 in the 3rd year.

All of the aforementioned leased facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving us, our properties or our products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS~~.~~

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently quoted on the OTC bulletin board under the trading symbol TWKS.OB. The following table sets forth the range of closing high and low bid quotes for each period indicated as reported by stockwatch.com and reflects all stock splits effected by us:

	2006		2005
	High	Low	High	Low
First quarter	$1.80	$1.50	$1.40	$0.90
Second quarter	$1.70	$1.46	$1.35	$0.72
Third quarter	$1.60	$1.10	$1.75	$1.26
Fourth quarter	$1.19	$0.90	$1.80	$1.25

The quotations above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

We have approximately 300 stockholders as of April 11, 2007 comprising both registered stockholders and those held in “street name”.

We have not previously declared or paid any cash dividends on our Common Stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. We have accrued $5,880 of dividends owed to holders of our Series “B” Convertible Preferred Stock (“Series B Preferred Stock”). The Series B Preferred Stock was converted into Common Stock on December 29, 2006.

We established our 1999 Stock Option Plan (the “1999 Plan”) on November 2, 1999 with 133,333 shares of Common Stock (on an adjusted basis) approved for issuance. We established our 2001 Stock Plan (the “2001 Plan”) on August 16, 2001 with 250,000 shares of Common Stock (on an adjusted basis) approved for issuance. We established our 2004 Employee Stock Incentive Plan (the “2004 Plan”) on March 24, 2004 which allows us to issue options to staff and consultants of up to 25% of our outstanding Common Stock, as determined from time to time, which was equal to 6,257,951 shares at December 31, 2006. The purpose of the 1999 Plan is to grant our Common Stock and options to purchase our Common Stock to our employees and key consultants. The purpose of the 2001 Plan is to grant stock and warrants to purchase our Common stock to employees and key consultants for outstanding cash payments due. The purpose of the 2004 Plan is to grant stock options to purchase our Common Stock, restricted stock (“Restricted Stock”), and stock bonuses to employees, officers and key consultants. The outstanding options at December 31, 2005 and December 31, 2006 were:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders at December 31, 2005	50,334	$6.53	5,702,221
Equity Compensation Plans approved by security holders at December 31, 2006	134,084	$3.10	6,123,867

During the year ended December 31, 2006, options to purchase 6,250 shares of our Common Stock were exercised at an exercise price $0.48 per share.

On December 29, 2006, new options to purchase 90,000 shares of our Common Stock were issued under the 2004 Plan to two staff members and a consultant at an exercise price of $1.00 per share with the options vesting 20% annually starting December 31, 2007.

Recent Sales of Unregistered Securities

All of the following offerings and sales were deemed or determined by us to be exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The offerings and sales were made in a number of private placements to a limited number of persons, all of whom represented in writing to us that they were accredited investors, as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act.

During the quarter ended March 31, 2006, a staff option holder under the 1999 Stock Incentive Plan exercised 6,250 options to purchase one share of our Common Stock into 6,250 shares of our Common Stock for a total consideration of $3,000.

1,140,000 restricted shares of our Common Stock were sold and issued during the quarter ended June 30, 2006, in a private placement to five European investment funds at a price of $1.25 per share, resulting in an aggregate purchase price received by us of $1,425,000. Along with these shares we also issued one warrant to purchase one share of our Common Stock for every two new shares of Common Stock purchased. The warrants have an exercise price of $1.75 per share. The warrants have a two year expiration date and expire on May 31, 2008.

We paid brokerage and commission fees of $85,500 for raising the funds obtained from the European investment funds discussed above to Westmount Capital and issued warrants to purchase 85,500 shares of our Common Stock at an exercise price of $1.75 per share. of our Common Stock to Westmount Capital. These warrants have a two year term and will expire on June 16, 2008.

In the fourth quarter of 2006, warrants to purchase 50,000 shares of our Common Stock at $1.00 per share were exercised.

On December 29, 2006, a total of 480,000 restricted shares of our Common Stock were issued to various investors. These issuances consisted of 80,000 shares purchased at a price of $0.50 per share of Common Stock and 400,000 shares purchased at a price $1.00 per share of Common Stock. Warrants to purchase 200,000 shares of our Common Stock at a price of $1.25 per share exercisable for a period of two years were issued in connection with the private placement of 300,000 shares of our Common Stock and 100,000 shares of our Common Stock issued as part repayment of debt. On December 29, 2006, we converted 84,000 shares of our Series B Preferred Stock into 84,000 restricted shares of our Common Stock, bringing the total number of outstanding shares of Common Stock to 25,081,805 at December 31, 2006.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2006.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that are subject to risks and uncertainties. These forward-looking statements are based on our management’s beliefs as well as assumptions and information currently available to us. When used in this report, the words “believe,” “expect,” “anticipate,” “estimate” and similar expressions are intended to identify forward-looking statements. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements, such as, but not limited to:

•	whether or not our products are accepted by the marketplace and the pace of any such acceptance;

•	improvements in the technologies of our competitors;

•	changing economic conditions; and

•	other factors, some of which will be outside of our control.

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

Management’s Discussion and Analysis

Our business model is primarily focused on delivering IT support services. We are leveraging the recent advances in software, IT monitoring systems, and communications, to build a new, leading edge, global support infrastructure, providing 24x7 software support to large and medium sized companies. The new application onboarding and monitoring processes that we have developed should allow for cost savings over existing IT service providers. We believe the IT support offerings offered using our software, systems and processes will provide a quality product to a wide range of business enterprises and provide a maximum return on our investment.

Results of Operations

2006 was a transitional year for us with the acquisition of AtlasTG on January 20, 2006 and the sale of our previous business, operated from within TDC, on September 14, 2006. We incurred an overall net loss of $1,817,767 for the year ended December 31, 2006, a net loss of $0.08 per share. The loss for the year ended December 31, 2005 was $175,791, a net loss of $0.02 per share. This change is attributed to the sale of certain of our TDC product lines that generated revenue in 2005. As AtlasTG was not acquired until January 20, 2006, there are no operating results for AtlasTG included in the 2005 results other than $23,667 of interest income earned on the advances made to AtlasTG in 2005.

Revenues

Because 2006 was a transitional and development year, revenue was limited to $39,706 from consulting activities performed during the third and four quarters of fiscal year 2006. Our revenue for the year ended December 31, 2006 came from these consulting services, which were an adjunct to our new main business focus. This figure is substantially lower than our December 31, 2005 revenue of $593,595 when we had the TDC product lines. The TDC business was sold to the former management on September 14, 2006 and the TDC revenue and expenses have been treated as discontinued operations in the attached financial statements for the year ended December 31, 2006~~.~~

TDC earned 73% of total revenues in 2005 from developing customized multimedia authoring tools or multimedia applications or presentations for three large multi-national corporations and the balance of its revenue came from sales of its proprietary iShell® or iShell Mobile products.

We believe that revenue in 2007 will come primarily from our first IT support customers starting in March 2007 with the completion of the onboarding of Mobile Content Networks, Inc. (“MCN”) in Palo Alto, California. MCN provides real-time mobile search solutions to 3GSM mobile telephone networks such as D2 of Japan and Total Access Communications Plc (“DTAC”) of Thailand. At the end of 2006, D2 Communications, the largest mobile advertising agency in the world, released its FM Radio Search service to DoCoMo handset users providing listeners of FM radio with one click access to ringtones, music downloads, CDs and DVDs through MCN’s MobileSearch.net platform. MCN is currently working with over twenty partners in ten countries who are developing solutions based on its platform.

We anticipate that revenue from our new IT support services will increase during the year as new customers are recruited and onboarded by our newly appointed sales and onboarding partners. To date, we have appointed Universal Information Technology Group, Ltd (“UniTech”) from the UK and the Italian IT consulting company Bizmatica Sistemi s.r.l., as onboarding partners for our software services and IT support. We are currently negotiating with another party in Europe and are close to finalizing an agreement with a large international consulting firm to also become our onboarding partner in the United States.

We expect to receive revenue from an agreement we recently entered into with Viewpath.com. The agreement calls for us to provide 24x7 support to Viewpath's customers and to monitor its highly sophisticated .NET application.

With the acquisition of the business of BLive in January 2007, we acquired 700 customers and an established annual revenue base of approximately $200,000. We are planning to integrate the BLive business and proprietary support tools to strengthen our remote technical support and sales, both externally, and for our internal corporate Helpdesk support departments. BLive targets users within the $13 billion worldwide Helpdesk support market, which diversifies our revenue base.

We also perform consulting services for potential customers from our Redmond office. We are also involved in a joint venture with Breard LLC where we are operating a staff augmentation consulting service for potential support customers as a first step in developing a relationship with these potential customers.

Cost of Sales

Our cost of sales was $68,000, which includes an allocation of salary costs related to the consulting work performed and engagement fees. Some of these costs are expected to be recovered from revenue expected to be generated in 2007. For the year ended December 31, 2005, the cost of sales, from the now discontinued TDC business, included royalties paid to third parties for licensed technology, costs associated with order fulfilment, credit card fees, web hosting fees, and costs associated with consulting services, including salaries, subcontractor fees, and out-of-pocket expenses. Our cost of sales were $214,606 for the year ended December 31, 2005. Because these operations were discontinued, our cost of sales were significantly decreased in 2006.

Operating Expenses

During 2006, we have been developing our new software tools for onboarding and monitoring of our customer’s software applications. In the past we have expensed all of our software development costs in the period the costs were incurred. With the new software purchased and developed through our AtlasTG line of business reaching the live beta and production testing stages, and by year end the production implementation stage, our board of directors (the “Board of Directors”) has adopted Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and has capitalized certain software development costs that meet the requirements of SFAS No. 86. There are no 2005 comparative figures as AtlasTG was acquired on January 20, 2006 and the expenses from the TDC line of business have been treated as discontinued operations.

As a result of the adoption of SFAS No. 86, $454,942 of software development costs have been capitalized during the year ended December 31, 2006, which are in addition to the $835,192 of IT software costs we acquired with AtlasTG on January 20, 2006. These capitalized costs will be amortized over three years from the date on which the new AtlasTG business goes into full commercialization. However, not all of the software development costs for the year met the requirements of SFAS No. 86, and $859,780 of software development costs have been expensed in the year ended December 31, 2006.

Sales and marketing expenses for the period ended December 31, 2006 were $136,260 and consist primarily of compensation and benefits, plus advertising expenses which are primarily the costs incurred in the design, development, and printing of our literature and marketing materials including website design. We expense all advertising expenditures as incurred. Sales and marketing expenses for the previous business for the year ended December 31, 2005, were $132,262. These expenses have been reclassified as discontinued operations. We spent more on sales and marketing expenses in 2006 than the prior year because we are in the growth stage of a new business line. We expect that this expense will increase as we continue to expand our market presence in 2007.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $650,236 for the year ended December 31, 2006, while the general and administrative expenses for the year ended December 31, 2005 were $359,050. $194,896 of this figure for 2005 is attributed to the ongoing business with the rest reclassified as part of discontinued operations. The difference between 2005 and 2006 is attributed to the increase in employees and additional operating locations in 2006. With the acquisition of AtlasTG, we also incurred additional overhead expenses with the addition of a new group operating head office in Malta, the addition of a subsidiary office in New Zealand and a subsidiary office in Redmond, Washington. Following the sale of TDC we closed the previous operating head office in San Francisco.

With the acquisition of AtlasTG we acquired a substantial amount of computer equipment, as well as office furniture and fittings in the various offices. As a result we incurred depreciation expense for the year ended December 31, 2006 of $106,326 compared to $1,232 for the TDC business in the 2005 year.

Other Income (Expense)

The sale of our TDC line of business, in early 2006, resulted in income of $173,853 (after taxes). This sale of assets offsets some of the losses we experienced in 2006.

Interest expense and financing charges for the year ended December 31, 2006 were $36,209 and arose primarily from an advance received from a third party during the year which is repayable on March 30, 2007 and evidenced by a Note Payable.

There was also interest earned of $468 on credit bank balances during the year ended December 31, 2006. In the year ended December 31, 2005 the we accrued $22,667 of interest income on the advances made to AtlasTG in the 2nd half of 2005. With the acquisition of AtlasTG in January 2006, this interest income was eliminated as a consolidation entry.

There was also $784 of other income for the year ended December 31, 2006. We earned other income of $1,058 for the year ended December 31, 2005.

Provision for Income Taxes

$1,914 of income tax provision was recorded for the year ended December 31, 2006, which related to the taxes due for the 2005 year. Income taxes in the amount of $3,882 was reported in the year ended December 31, 2005 which related to taxes for the years 2003 and 2004. The 2003 tax return had not been prepared when the 2004 financial statements were completed and therefore there was no tax provided in the 2004 financial statements.

Net Income (Loss)

The comprehensive net loss for the year ended December 31, 2006 was $1,817,767. We incurred an operating loss of $1,991,620 from continuing operations which was offset by the recovery of $173,853 (after taxes) on the sale of the assets associated with the TDC business. The net loss for the year ended December 31, 2005 was $175,791. The 2005 net loss consists of a loss of $199,521 for the parent company, Tribeworks, and a profit of $23,730 from discontinued TDC operations sold in September 2006.

Liquidity and Capital Resources

On December 31, 2006, we had cash on hand of $130,991 compared to $52,344 at December 31, 2005. During the year ended December 31, 2006 we raised $2,439,753 through the sale of new equity securities (before costs) to finance the development of the new AtlasTG business compared to $1,069,755 raised in the year ended December 31, 2005. Sales of equity have historically been our primary source of funding. We will need to continue to successfully raise additional capital through the sale of our equity securities throughout 2007 to finish the development phase of our software, hire and train staff and successfully bring in new customers to achieve our revenue targets.

The capital raised during both 2006 and 2005 has been used to develop the IT support tools and platform for our new business line. We may need to raise further capital during 2007. We anticipate that revenues from the new IT support business will be first earned during the first quarter of 2007 and will continue to grow throughout 2007. The net loss for 2006 was funded out of our new equity issuances.

We anticipate that during 2007, revenue will increase as a result of sales to customers of the established BLive business, consulting services and from our new main stream IT support business. We have also received two substantial tax refunds relating to software development work carried out with the BLive business that have improved our liquidity.

Critical Accounting Policies

Our critical accounting policies are described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to our financial statements.

Our discussion and analysis of financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate the estimates that we have made. These estimates have been based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts.

We regularly review our accounts receivable and where necessary, set up and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in our bad debt expense. Management determines the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition.

Revenue is generally recognized when all the following criteria are met: (a) persuasive evidence that contractual agreement exists, (b) delivery has occurred and (c) the fee is fixed or determinable and collection is probable. If all aspects but the last have been met or if post contract customer support could be material, revenue is recognized with payments from customers are received. Any losses on contracts are recognized immediately.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Risk Factors

The following risk factors apply to our business.

We have a limited operating history and there is a great degree of uncertainty as to our future results. We have experienced losses recently and may never achieve sustained profitability.

We have a limited operating history upon which an evaluation of our business and prospects can be based. Our prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving markets in which we intend to operate and in light of the uncertainty as to market acceptance of our business model. We will be incurring costs in marketing our products and services to customers and in building and developing an administrative organization. To the extent that revenues do not match these expenses, our business, results of operations, and financial conditions will be materially adversely affected. There can be no assurance that we will be able to generate sufficient revenues from the new IT support business to maintain profitability on a quarterly or annual basis in the future. We may not be able to sustain or increase profitability on a quarterly basis or achieve profitability on an annual basis.

We face substantial competition in our industry.

While we are seeking to position ourself in a new and unique space, there are also a large number of traditional consultancy competitors competing in this space, including IBM Global Services, HP, EDS, and Accenture as well as a number of smaller independents. The industry is broken down into three segments; first are the hardware manufacturers that provide additional IT services; second, are the large pure-play IT service providers targeting fortune 500 companies, and third are smaller independent companies that generally specialize in specific local markets.

The improvement of infrastructure has meant the introduction of the additional competitors to the competitive picture, notably in India, where Wipro and Infosys provide support services and call centers. Many hosting providers are also trying to offer ASP services as an add-on. There are other smaller regional players, such as Wavex and Motive that are also targeting the SMB market.

In addition, we believe that the single biggest competitive factor is existing in-house support groups. We believe that we will be competing with in-house support groups rather than external competitors in over 90% of competitive cases. Having stated all of the above, we believe that there is a market for our IT support services and that we are well positioned to take advantage of large customers deciding to outsource the final element of the there IT business, specifically their IT application support.

Our IT support services may not be accepted by the industries that require IT support.

Our future success depends on our ability to create and deliver sophisticated tools to support our new IT support business in order to be attractive to a sufficient number of users to generate significant revenues. We need to develop, attract, retain, and expand a loyal customer base for our new services, so that the results of our operations and financial condition will materially improve over the next twelve months.

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

Our IT support services may not be accepted by the industries that require IT support.

Our future success depends on our ability to create and deliver sophisticated tools to support our new IT support business in order to be attractive to a sufficient number of users to generate significant revenues. We need to develop, attract, retain, and expand a loyal customer base for our new services, so that the results of our operations and financial condition will materially improve over the next twelve months.

Our success depends on our ability to address potential market opportunities while managing our expenses. If we are unable to manage our expenses, our business and financial conditions will be materially adversely affected.

Our future success depends upon our ability to successfully balance maximizing market opportunities and managing our expenses. Our need to manage expenses will place a strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, financial condition, and operating results will be materially adversely affected. We have experienced an unprofitable year during 2006, and we expect increased expenses in the near future as we increase the size of our operations and continue to comply with the requirements of the Sarbanes-Oxley Act of 2002.

Our success depends on our key personnel and attracting suitably skilled staff. We may be unable to attract and retain qualified employees

Our performance and success of the existing business is dependent substantially on the services of our existing small group of experienced senior staff as well as on our ability to recruit, retain and motivate our key employees. We will require a much larger staff as our business grows.

We do not have employment contracts with our key officers. Their relationships with us are terminable at-will. We intend to address the issue of employment contracts with our key officers in 2007. Support and general staff have employment contracts appropriate to their particular locale and the type of services they provide. Our success also depends on our ability to attract and retain additional qualified employees. Competition for qualified personnel in all of our locations is intense and there are a limited number of persons with the knowledge and experience in our industry. There can be no assurance that we will be able to attract and retain key personnel in our key initial recruitment areas of Malta and Wellington, New Zealand.

Our success depends on our ability to develop services that meet our customers’ requirements and to keep pace with technology trends in an ever evolving IT sectors.

Our success depends on our ability to develop and provide new services that meet our customers’ changing requirements. The IT sector and the Internet is characterized by rapidly changing technology, evolving industry standards, changes in customer needs and frequent new service and product innovations. Our success will depend, in part, on our ability to assess and effectively use unproven technologies and unproven standards. We must evaluate and utilize technical standards developed by industry committees and continue to develop our technological expertise, enhance our current services, develop new services that meet changing customer needs, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. If we fail to adequately assess or utilize these standards or proprietary technologies at the appropriate time in the marketplace, the competitive advantages of our products and services and our business, financial condition, and operating results could be materially adversely affected.

Increasing governmental regulation on electronic commerce and legal uncertainties could limit our growth.

The adoption of new laws or the adaptation of existing laws to the Internet may limit use of the Internet, which could in turn decrease the demand for our services, increase our cost of doing business or otherwise harm our business. Federal, state, local and foreign governments are considering a number of legislative and regulatory proposals related to Internet commerce. A number of laws and regulations may be adopted related to Internet user privacy, Internet security, taxation, pricing, quality of products and services on the Internet, and intellectual property ownership. The application of existing laws to the Internet, in areas such as property ownership, copyrights, trademarks and trade secrets.

Capacity constraints and system disruptions could substantially reduce the products we sell and undermine our reputation for reliability among our customers and potential customers.

The satisfactory performance, reliability and availability of our data centers and our network infrastructure are critical to attracting and maintaining relationships with customers. While the primary data center has back-up measures built into it, and we have some duplication and back-up in our Malta and Wellington offices, any system interruptions that result in the unavailability of our data center and slower response times over the Internet for users could reduce the attractiveness of our services to our customers. Any disruption of our services would materially adversely affect our business, financial condition and results of operations.

Our primary data center is now located in Seattle, Washington. While this area is not seismically active, with our operations centralized in a single facility, a natural disaster, such as an earthquake, fire, or flood, could substantially disrupt our operations or destroy our facilities. This could cause delays and cause us to incur additional expenses and adversely affect our reputation with our customers if we suffer a catastrophic loss from a natural disaster.

As resources allow and growth develops, it is intended that a second data center will be established so that we can continue operating following a natural or other disaster in one of our locations. Until this second data center is established some duplicate files are being kept on the local systems in Malta and New Zealand.

We are susceptible to parties who may compromise our security measures, which could cause us to expend capital and materially adversely affect our financial condition and results of operations.

Hackers may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our Internet operations. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our users, which could disrupt our network or make our systems inaccessible to users. Any of these events could damage our reputation among our customers and potential customers and substantially harm our business. We may be required to expend capital and resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium. Further, our business is subject to the effects of war and acts of terrorism. We do have an insurance policy that partially alleviates some of the financial losses that could be incurred, but this does not compensate for reputation loss.

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

Our future success will be affected by our ability to attract customers from countries outside the United States. We believe that the growth of the Internet in foreign countries will outpace growth of the Internet in the United States in the next decade. Foreign countries could impose withholding taxes or otherwise tax our foreign income, impose tariffs, embargoes or exchange controls, or adopt other restrictions on foreign trade or restrictions relating to use or access of or distribution of software through electronic means. The laws of certain countries also do not protect our intellectual property rights to the same extent as the laws of the United States. In addition, we are subject to the United States export control regulations that may restrict our ability to market and sell our products to certain countries outside of the United States. Failure in successfully marketing our products in international markets could have a material adverse effect on our business, operating results and financial conditions. AtlasTG intends marketing its products initially in both North America and Europe and already we have pilot customers in both the United States and Italy.

We expect quarterly revenue and operating results to vary in future periods, which could cause our stock price to fluctuate.

Our limited operating results have varied widely in the past, and we expect they will continue to vary from quarter to quarter as we attempt to commercialize our product and develop the new IT support business under AtlasTG. Our quarterly results may fluctuate for many reasons, including:

• Limited operating history; and

• Dependence on a limited number of customers for a significant portion of our revenue

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

In addition we believe that various other factors may cause the market price of our Common Stock to fluctuate, including announcements of:

• New services being offered by our competitors;

• Developments or disputes concerning intellectual property proprietary rights;

• Our failing to achieve our operational milestones; and

• Changes in our financial conditions or securities or analysts’ recommendations.

The stock markets, in general, and the shares of IT companies, in particular, have experienced extreme price fluctuations. These broad market and industry fluctuations may cause the market price of our Common Stock to decline. In addition, the low trading volume of our stock will accentuate price swings of our stock.

ITEM 7. FINANCIAL STATEMENTS

TRIBEWORKS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006 AND 2005

TRIBEWORKS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

Page

Report of Independent Registered Public Accounting Firm	20

Consolidated Balance Sheets	21-22

Consolidated Statements of Operations	23

Consolidated Statements of Cash Flows	24-25

Consolidated Statements of Stockholders’ Equity (Deficit)	26

Notes to Consolidated Financial Statements	27

Tribeworks, Inc.
Redmond, Washington

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Tribeworks, Inc. as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tribeworks, Inc. as of December 31, 2006 and 2005 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited cash. In addition, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 23, 2007

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$130,991	$52,344
Accounts receivable	10,229	—
VAT receivable	40,705	—
Prepaids and deposits	23,731	21,083
Total Current Assets	205,656	73,427

OTHER ASSETS
Equipment and furniture, net	209,853	—
Software development, net	421,727	—
IT technology	835,193	—
Loans to Atlas TG	—	1,073,744
Total Other Assets	1,466,773	1,073,744
Net assets of discontinued operations	—	52,855

TOTAL ASSETS	$1,672,429	$1,200,026

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable	$552,971	$220,499
Accrued expenses	150,999	39,302
Income taxes payable	5,440	3,882
Deferred revenue	—	—
Loans payable, related parties	70,582	—
Loan payable	120,000	175,175
Total Current Liabilities	899,992	438,858

Net liabilities of discontinued operations	—	345,585
COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY (DEFICIT)
Redeemable convertible preferred stock:	—	34
Common stock, $0.0004 par value; 200,000,000 shares authorized 25,081,805 and 21,607,555 shares issued and outstanding respectively	10,024	8,635
Additional paid-in capital	6,272,168	4,098,902
Accumulated (Deficit)	(5,510,539)	(3,691,988)
Other comprehensive income (loss)	784	—
Total Stockholders’ Equity (Deficit)	772,437	415,583
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,672,429	$1,200,026

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
REVENUES	$39,706	$—

COST OF REVENUE	68,000	—

GROSS PROFIT (LOSS)	(28,294)	—

EXPENSES
Marketing and advertising	136,260	—
IT software development	859,780	—
General and administrative	650,236	194,896
Depreciation	106,326	—
Total Expenses	1,752,602	194,896

LOSS FROM OPERATIONS	(1,780,896)	(194,896)

OTHER INCOME (EXPENSE)
Interest expense	(36,209)	—
Interest and other income	468	22,987
Total Other Income/Expenses	(35,741)	22,987

NET LOSS	(1,816,637)	(171,909)

INCOME TAX EXPENSE	(1,914)	(3,882)
NET LOSS	(1,818,551)	(175,791)

LOSS FROM CONTINUING OPERATIONS	(1,992,404)	(199,521)

INCOME FROM DISCONTINUED OPERATIONS	173,853	23,730
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange translation	784
COMPREHENSIVE LOSS	(1,817,767)	(175,791)

NET LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED FROM CONTINUING OPERATIONS	(0.09)	(0.02)
NET LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	0.01	—

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	22,582,863	10,325,995

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

	2006	2005
Cash Flows from Operating Activities
Net (loss)	$(1,992,404)	$(199,521)
Discontinued operations income	173,853	23,730
	(1,818,551)	(175,791)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Warrants issued for financing fee	8,651	—
Depreciation	104,587	—
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	10,229	—
(Increase) decrease in prepaids and deposits	9,476	19,943
(Increase) decrease in accounts payable	10,480	—
(Increase) decrease in accrued expenses	(173,915)	—
(Increase) decrease in accrued interest	20,000	—
(Increase) decrease in tax payable	1,558	3,882
Net cash provided (used) by discontinued operations	(169,610)	90,777
Net cash provided (used) by operating activities	(1,997,095)	(61,189)

Cash Flows from Investing Activities
Purchase of Atlas Technology Group	(37,235)	—
Cash from acquisition of Atlas Technology Group	93,273	—
Purchase of equipment and furniture	(55,869)	—
Software development	(455,267)	—
Loans to Atlas Technology Group	—	(1,073,744)
Net cash provided (used) by discontinued operations	1,912	—
Net cash used in investing activities	(453,186)	(1,073,744)

Cash Flows from Financing Activities
Proceeds from issuance of stock	2,439,753	1,069,755
Repayment of borrowing	(175,175)	—
Proceeds from borrowing	270,582	91,473
Net cash provided (used) by discontinued operations	(6,232)	—
Net cash provided by financing activities	2,528,928	1,161,228

Net increase (decrease) in cash and cash equivalents	78,647	26,295

Cash and cash equivalents beginning of period	52,344	26,049

Cash and cash equivalents	$130,991	$52,344

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006 AND 2005

SUPPLEMENTAL CASH FLOW INFORMATION:	2006	2005
Income taxes paid	$—	$—
Interest paid	$23,715	—

NON-CASH FINANCING AND INVESTING ACTIVITIES
Acquired IT technology from Atlas TG	$835,193
VAT receivable from Atlas TG	$22,596
Loan and interest exchanged from AtlasTG	$1,143,690
Equipment acquired from AtlasTG	$225,030
Deposits and prepaid expenses acquired from AtlasTG	$4,924
Stock issued for debt	$100,000

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2006 AND 2005

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount $	Shares	Amount $	Capital $	Deficit $	Total $
Balances at December 31, 2004	1,569,555	628	—	—	3,036,980	(3,515,989)	(478,381)
Common stock issued at $0.01 approved at AGM	19,000,000	7,600	—	—	182,400	—	190,000
Common stock issued at $0.50	220,000	80	—	—	109,920	—	110,000
Preferred ‘A’ stock issued at $0.50	—	—	818,000	327	408,673	—	409,000
Converted to common stock	818,000	327	(818,000)	(327)	—	—	—
Preferred ‘B’ Stock issued at $0.50	—	—	84,000	34	41,966	—	42,000
Net costs of new issues	—	—	—	—	(98,326)	(208)	(98,534)
Application monies for unallocated stock	—	—	—	—	417,289	—	417,289
Net income (loss)	—	—	—	—	—	(175,791)	(175,791)
Balances at December 31, 2005	21,607,555	$8,635	84,000	$34	$4,098,902	$(3,691,988)	$415,583
Exercise of staff options at $0.48 per share	6,250	2	—	—	2,998	—	3,000
Placement of common stock issued at $0.50	1,714,000	686	—	—	439,025	—	439,711
Placement of common stock issued at $1.25	1,140,000	456	—	—	1,424,544	—	1,425,000
Placement of common stock issued at $0.50	80,000	32	—	—	39,968	—	40,000
Placement of common stock issued at $1.00	300,000	120	—	—	299,880	—	300,000
Exercise of Warrants at $1.00 per share	50,000	20	—	—	49,980	—	50,000
Common Stock issued in settlement of debt at $1.00 per share and 50,000 warrants	100,000	40	—	—	108,611	—	108,651
Application monies for unallocated stock	—	—	—	—	43,540	—	43,540
Warrants issued for issuance costs	—	—	—	—	8,550	—	8,550
Preferred ‘B’ stock converted to common stock and warrants	84,000	34	(84,000)	(34)	(5,880)	—	(5,880)
Net costs of new issues	—	—	—	—	(237,950)	—	(237,950)
Other comprehensive income, foreign exchange	—	—	—	—	—	784	784
Net income (loss)	—	—	—	—	—	(1,818,551)	(1,818,551)
Balances at December 31, 2006	25,081,805	$10,024	—	$—	$6,272,168	$(5,509,755)	$772,437

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 1 - NATURE OF BUSINESS

Our business activity during 2005 and 2004 results from a mixture of consulting services based on a technology and the sale of a technology that provided tools for creating and delivering multimedia applications. Internet media developers used the technology for creation and deployment of electronic content that utilizes interactive features combining graphics, video, and audio content.

On March 30, 2005, Tribeworks announced that it had determined that this business was insufficient to sustain a viable public company, and that we had decided to pursue a plan of reorganization to attempt to increase its scope and profitability. The plan of reorganization that the Board of Directors approved included the transfer of most assets and liabilities (including the accrued salary obligations described in Note 11 to Tribeworks Development Corporation (“TDC”), a wholly owned subsidiary, and Tribeworks began investing in a new business stream via advances to TakeCareofIT Holdings Ltd., doing business as Atlas Technology Group (“AtlasTG”), a Malta Corporation that was established in September 2004 to provide external Information Technology (“IT”) application support services for organizations with large IT functions. AtlasTG was acquired as a wholly owned subsidiary on January 20, 2006. The advances from Tribeworks that were initially written off to product development costs in the 2005 financial statements and then reinstated in amended financial statements (see Notes 12 and 13) and treated as a loan to AtlasTG in those financial statements.

TDC was sold to its former management on September 14, 2006 and a significant number of the deferred payment obligations (including the accrued salary obligations - see Note 11) that appeared in the 2005 financial statements were transferred with this business or were released as a result of that sale. The former assets, liabilities and business operations of TDC have been reclassified as discontinued operations in these financial statements and when referring to our former business in these financial statements the reference will be to the TDC business to separate it from the new AtlasTG business stream of the going forward business. The TDC business was built around the sale of software through two main distribution channels: the graphics software tools business and proprietary products called iShell® or iShell Mobile and an enterprise application development business.

We plan to become a leading IT outsourcing support company for custom software applications worldwide. The AtlasTG business is a start-up business and is now at the revenue launch stage with the first support customers going live in March 2007 after extensive beta testing of the new in-house developed tools.

The initial support centers are based in Malta and Wellington, New Zealand, with technical support from a small staff in Redmond, Washington, creating “follow-the-sun”, 24 hour coverage. As business grows, third and fourth locations are planned to be added to increase capacity, as needed. State of the art VoIP, call tracking and monitoring technology provide each employee with leverage needed to maximize support delivery to the fullest possible extent.

The Company continues to test its new software tools and is now beginning to implement its plan of selling software support services, and is pursuing sales in the western US, the European Union (“EU”), specifically the United Kingdom and Italy. The Company now has support contracts with two customers in the US. The Company will continue to target customers in Italy, the UK and the west coast of the US before it later expands its sales efforts worldwide. The Company is initially marketing to four targeted groups of potential clients:

1)	Directly to initial pilot customers, who will serve as final beta test opportunities for the Company’s systems, software monitoring and incident management systems;

2)	Agent companies, who are strategic partners and will represent the company in specific regions in defining strategic reseller and onboarding partners;

3)	Onboarding partners who have the internal capabilities to select and technically audit, harden, stress-test, and document complex software systems, and;

4)
Reseller channel partners who will be the backbone of the Company’s sales strategy. With existing large customer bases of large and complex software systems, resellers will be provided the advanced AtlasTG tools and systems to monitor and support highly complex software systems on an ongoing basis.

The Company began actively marketing its software support services on October 1, 2006 and has signed commitments from two onboarding partners in the EU, as well as two support customers in the US.

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Methods

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Basis of Consolidation

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries since the first quarter of 2006:

Atlas Technology Group Holdings Limited	Malta
TakeCareofIT Limited	Malta
Atlas Technology Group (NZ) Limited	New Zealand
Atlas Technology Group (US) Inc.	Washington State, USA
Atlas Technology Group Consulting Inc.	Washington State, USA

These subsidiaries were incorporated at various dates ranging from September 2004 through to August 2006 and have been included in the consolidated financial results following the acquisition of AtlasTG on January 20, 2006. In addition The Company’s wholly owned subsidiary, TDC, which was sold September 14, 2006, was included in the 2005 financial statements, but was reclassified as a discontinued activity once an agreement to sell TDC was reached.

All material inter-company transactions have been eliminated.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of literature and marketing materials including website design. The Company expenses all advertising expenditures as incurred. Advertising expenses were $36,260 and $0 for the years ended December 31, 2006 and 2005, respectively.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable to consider the collectability of each account.

At December 31, 2006, we had $50,934 (2005: $0) outstanding accounts receivable. Included in accounts receivable were valued added tax refunds receivable at December 31, 2006 of $40,705 and $10,229 of trade accounts receivable. AtlasTG had $22,596 of VAT refunds due at December 31, 2005 which have been received during 2006 and the tax refunds recorded in 2006 are expected to be collected in 2007.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short term instruments) with original maturities of three months or less to be cash equivalents.

Compensated Absences

Employees are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors, after the employee has worked for a minimum period of one year. The Company’s policy is to recognize the cost of compensated absences when actually paid to employees as the compensation can also be lost if not taken within a specified time. If the amounts were estimable, it would not be currently recognized as the amount would be deemed immaterial because of our small size and number of employees who have been with us for less than a year.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (hereinafter “SFAS No. 130”), which was issued in June 1997. SFAS No. 130 established rules for the reporting and display of comprehensive income and its components. SFAS No. 130 requires unrealized gains and losses on our foreign currency translation to be included in comprehensive income.

Concentration of Credit Risk

Tribeworks and each subsidiary maintain cash in both local currency and US dollar commercial bank accounts with major reputable financial institutions. The financial institutions are considered credit worthy and have not experienced any losses on their deposits at December 31, 2006. Cash balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits within the United States, however, funds were held in accounts with HSBC in Malta and New Zealand, countries not covered by FDIC.

Customer Concentrations

In 2006, three customers accounted for 77%, 13% and 10% of total revenues, respectively. In 2005, three customers accounted for 42%, 20% and 3% of total revenues, respectively. At December 31, 2006 and 2005, accounts receivable from these major customers totalled $10,229 and $3,814 respectively.

Revenues from international customers were approximately 90% and 42% of total revenues in 2006 and 2005, respectively. Revenues are paid in US dollars and Euros. Approximately 11% and 42% of revenues in 2006 and 2005, respectively, were generated from non-US based customers. At December 31, 2006 and 2005, accounts receivable from all international customers totalled approximately $10,301 and $3,814, respectively.

Earnings (Loss) per Share

Basic earnings per share (“EPS”) is computed based on net income (loss) divided by the weighted average number of shares of Common Stock outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of shares of Common Stock and potential Common Stock equivalents outstanding. At our annual meeting of stockholders held August 19, 2005, a one-for-three reverse stock split was approved, which reduced the number of shares of Common Stock outstanding by two-thirds. All references in the accompanying consolidated financial statements to the number of shares of Common Stock, number and exercise price of stock options and stock warrants, and per share amounts for the periods prior to the reverse stock split have been restated to reflect the reverse stock split.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Fair Value of Financial Instruments

The Company’s financial instruments defined by SFAS No. 107 “Disclosures about Fair Value of Financial Instruments”, include cash, receivables and short-term debt for which the Company believes, due to the short maturity of these financial Instruments, approximates fair value at December 31, 2006.

Foreign Currency Translation

Transactions in foreign currencies are translated at the rates of exchange ruling on the dates of the transactions. Monetary assets and liabilities expressed in foreign currencies are translated at the rates of exchange prevailing at the end-of-period exchange rates and the translation differences are dealt with through the profit and loss account.

Atlas Technology Group Holdings Limited and TakeCareofIT Limited functional currency is Maltese Lira (“MTL”), however, the statutory financial statements are presented in terms of Euros as required by Article 187 of the Companies Act, 1995 (Malta), which stipulates that a company must draw up its annual accounts in the same currency as that of its share capital. The US companies use US dollars and the New Zealand subsidiary uses New Zealand dollars as their functional currencies. The AtlasTG financial statements have been converted into US Dollars and reformatted to conform to US GAAP. The prime accounting records transactions denominated in foreign currencies are translated at the rates of exchange ruling on the dates of the transactions. Monetary assets and liabilities expressed in foreign currencies are translated at the rates of exchange prevailing at balance sheet date. Transaction differences are dealt with through the operating statement. Unrealized gains or losses on foreign currency translations are included in comprehensive income.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses during both 2006 and 2005 and had a working capital deficiency. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To fully develop the new AtlasTG business stream, which is now in the initial productions stages and is being deployed with customers, management plans to raise additional equity. This process is currently underway and unless this equity is raised there is substantial doubt about our ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheets is dependent upon our continued operation, which is in turn dependent upon our ability to raise additional equity to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New Accounting Pronouncements

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87,88,106, and 132(R)” (hereinafter “SFAS No. 158”). This statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not for profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year end statement of financial position, with limited exceptions. The adoption of this statement had no immediate material effect on our financial condition or results of operations.

In September, 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (hereinafter “SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosure about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement does not require any new fair value measurements, but for some entities, the application of this statement may change current practice. The adoption of this statement had no immediate material effect on our financial condition or results of operations.

In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes adoption of this statement will have no immediate impact on our financial condition or result of operations.

In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on our financial condition or results of operations.

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No.154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements - An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. See Note 13.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. See Note 4.

Revenue Recognition

Revenue is generally recognized when all contractual or transfer obligations have been satisfied and collection of the resulting receivable is probable.

Software Development Costs

The Company has in the past expensed all of its software development costs in the period the costs are incurred. With the new software purchased with AtlasTG and being developed by AtlasTG reaching the beta stage, the Company has adopted Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and has capitalized certain development costs that meet the requirements of SFAS 86.
Capitalized costs will be amortized over three years from the date on which the new AtlasTG business goes into full commercialization. Not all of the development costs for the period meet the requirements of SFAS 86, and $859,780 of software development costs have been expensed in the period. Our intangible assets are summarized as follows:

	2006	2005
Software Development	$454,942	$—
IT Technology Acquired	835,192	—
Less: Accumulated Amortization	(33,540)	—
	$1,256,594	$—

Stock-Based Awards

Prior to 2006, the Company accounted for stock based awards to employees under its “Equity Incentive Plan” as compensatory in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company also recorded stock-based awards for services performed by consultants and other non-employees in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted SFAS No. 123(R) in 2006.

NOTE 3 - LOAN TO ATLAS TECHNOLOGY GROUP

During 2005, Tribeworks advanced $1,073,744 to AtlasTG, a group of companies then controlled by the current directors of Tribeworks, in order for AtlasTG to pursue its business plan. AtlasTG had not yet established profitable operations, nor is it in a position to repay the loan. Subsequent to the acquisition of AtlasTG on January 20, 2006, AtlasTG is now fully consolidated into the consolidated accounts presented in these financial statements and the loan is now treated as an inter-company advance and eliminated in the consolidation.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

December 31, 2006
Computer Equipment	234,154
Office Furniture and fittings	46,746
Total assets	280,900
Less accumulated depreciation	(71,047)
$209,853

Depreciation and amortization expense for the year ended December 31, 2006 was $71,047 (2005: $0). We evaluate the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. We determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts, and any resulting gain or loss is reflected in results of operations.

NOTE 5 - LOANS, ADVANCES AND NOTE PAYABLE

On March 30, 2005, the Company announced a plan of reorganization, intended to allow the Company to maintain its public reporting requirements, reduce its debt, and explore new business directions. The plan of reorganization included the transfer of most assets and liabilities to the Company’s operating subsidiary, TDC. As part of this initial reorganization the balance of an earlier Note issued on January 21, 2001 was acquired by a financier who agreed to provide under a new note agreement (“Note”) which provided for unsecured borrowing at 4% in an amount of up to $100,000 to help cover reorganization costs. As of December 31, 2005, the Company had borrowed $91,474 against the new Note agreement increasing the total amount owing under the Note to $175,175.

During 2006, the Note was renegotiated with the financing party agreeing to take up 100,000 shares in the Company at $1.00 per share plus 50,000 2 year warrants exercisable at $1.25 per new share with balance plus accrued interest being converted into a new Note for $120,000 repayable on March 30, 2007. Interest has been accrued and added to the original Note balance and is included in the $190,582 balance of other loans and advances at December 31, 2006.

The balance of the $190,582 comprises advances from shareholders and related parties partially evidenced by a Note Payable of $120,000 (inclusive of interest accrued and accruing) and repayable on March 30, 2007. The other advances have no fixed repayment dates, but are considered to be of a short-term nature.

NOTE 6 - INCOME TAXES

Deferred income tax assets and the related valuation allowances result principally from the potential tax benefits of net operating loss carryforwards. With the changes in shareholdings that have taken place since August 2005 many of the previous losses carried forward may have been lost and the losses incurred in the 2005 and 2006 years have not yet been confirmed by the various taxing authorities. With the Company’s historical losses, the Company cannot record and value the tax benefit of its losses with any certainty.

Losses have been incurred not only in the US, but also in Malta and in New Zealand where the rates differ from those of the US, as to the carry forward rules. The Company has incurred losses in all of its jurisdictions. The tax accrued is for the minimum tax payable to the state of California where Tribeworks had its US offices until September 2006 when it was moved to Redmond, Washington.

Based on the losses incurred for the years to December 31, 2006 and 2005, the Company had deferred tax assets of approximately $743,668 and $66,517, respectively, principally arising from net operating loss carryforwards for income tax purposes multiplied by an average expected tax rate of 34%. As management of the Company cannot determine that it is more likely than not that the Company will realize its benefit of the deferred tax assets, a valuation allowance equal to the deferred tax assets was present at December 31, 2006 and 2005.

The significant components of the deferred tax assets at December 31, 2006 and 2005 were as follows:

	December 31, 2006	December 31, 2005
Net operating loss carryforward	$2,187,259	$195,639
Deferred tax asset	$743,668	$66,517
Deferred tax asset valuation allowance	$(743,668)	$(66,517)

December 31, 2006 and 2005, the Company has net operating loss carryforwards of approximately $2,187,000 and $195,000, respectively, which expire in the years 2021 through 2025. The change in the allowance account from December 31, 2005 to 2006 was $677,151.

The majority of these losses are in companies outside of the United States of America and are subject to various restrictions as to there future use and any changes in ownership not dissimilar to the restrictions imposed by The Tax Reform Act of 1986 and Internal Revenue Code. Under such circumstances, the Company’s ability to utilize its net operating losses against future income may be reduced

NOTE 7 - CAPITAL STOCK

The Company has an authorized share capital of: 200,000,000 shares of Common Stock of $0.0004 each; and 10,000,000 shares of preferred stock of $0.0004 each.

At the Company’s annual general meeting held on August 19, 2005, the shareholders approved a 1-for-3 reverse share split such that post the 1-for-3 reverse split there were 1,569,555 shares of Common Stock issued and outstanding. The reverse share split did not affect the number of authorized shares. Subsequent to the Company’s 2005 annual general meeting where shareholders approved the private placement of up to 19,000,000 post-reverse split shares of Common Stock at a price of $0.01 per share, subscription monies of $190,000 were received and 19,000,000 shares of Common Stock were issued.

The Company raised a further $42,000 by placement of 84,000 shares of Series B Preferred Stock at a stated value $0.50 per share during the third quarter of 2005. Each share is fully convertible on a one-for-one basis into shares of Common Stock of the Company at the discretion of the board. The board exercised its discretion and these shares of Series B Preferred Stock were converted on December 29, 2006 into 84,000 shares of Common Stock per the terms of the issue together with the issue of one (1) warrant for every two (2) new shares of Common Stock to subscribe for shares of Common Stock at $1.00 per share of Common Stock within one year. Dividends totalling $5,880 were accrued, being the entitlement to an annual cumulative dividend of 10% of the Stated Value.

In the third quarter of 2005 the Company also raised $110,000 by way of a private placement of 220,000 shares of Common Stock at a value of $0.50 per share with these shares having attached to them one (1) warrant for every two (2) new shares of Common Stock to subscribe for shares of Common Stock of the Company at $1.00 per share of Common Stock within one year of these new shares of Common Stock being issued.

In the fourth quarter of 2005, the Company received $417,289 of subscription monies to subscribe for shares. Further private placement subscription monies were received during the first quarter of 2006 and the Company then issued 1,714,000 shares of Common Stock at a price of $0.50 per share.

During the quarter ended March 31, 2006, a staff option holder under the 1999 Stock Incentive Plan exercised 6,250 options into 6,250 shares of Common Stock for a total consideration of $3,000.

During the year ended December 31, 2006, 1,140,000 shares of Common Stock were placed during the quarter ended June 30, 2006 to five European investment funds at a price of $1.25 per share. Along with these shares, the Company also issued one warrant for every two new shares of Common Stock purchased. The warrants have an exercise price of $1.75 per share. The warrants have a two year term and will expire on May 31, 2008. Each investor represented in writing to the Company that it is “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act.

In addition to brokerage and commission fees of $85,500 for raising the funds discussed above, Westmount Capital was issued 85,500 warrants with an exercise price of $1.75 per share. These warrants have a two year term that expires on June 16, 2008 and have a fair market value of $8,550.

In the fourth quarter of 2006, 50,000 warrants to purchase shares of Common Stock at $1.00 per share were exercised. 80,000 shares of Common Stock were issued at 50 cents per share. Additionally, 300,000 shares were issued at $1.00 per share, along with (1) warrant for every two (2) shares of Common Stock issued. These warrants are exercisable at a price of $1.25 per share of Common Stock and are exercisable for a period of two years.

During the fourth quarter of 2006, 100,000 shares of Common Stock were issued for debt at $1.00 per share including 50,000 warrants exercisable at $1.25 per share.

NOTE 8 - STOCK OPTIONS AND STOCK WARRANTS

Stock Options

The Company maintains a 1999 Equity Incentive Plan for the issuance of stock options to employees, directors and consultants. The exercise price is generally the estimated fair market value at the grant date as determined by the Company’s Board of Directors. The options vest over a period up to four years. At December 31, 2005, there were 50,334 shares reserved for issuance under the 1999 Equity Incentive Plan after adjusting for the two subsequent reverse splits. During the quarter ended March 31, 2006, a staff option holder under the 1999 Stock Incentive Plan exercised 6,250 options at an option price of 48 cents per share for a total consideration of $3,000.

The Company also maintains a 2004 Employee Stock Incentive Plan (“2004 Plan”) for the issuance of stock options, Common Stock, restricted stock, and stock bonuses to employees, officers and key consultants. At December 31, 2005, it was possible to award a total of options for 5,401,888 shares under the 2004 Employee Stock Incentive Plan, which equated to 25% of the issued Common Stock of the Company, however, no awards had been issued from the plan as of December 31, 2005 and therefore no shares have been reserved for issuance under that Plan. On December 29, 2006 the Company made the first issue of 90,000 options under the 2004 Plan. These options have an exercise price of $1.00, which was the market price on the date of issue, and vest as to 20% per annum starting December 31, 2007.

A summary of the Company’s stock options as of December 31, 2006 and 2005 and changes during the years ending on those dates is presented below:

	2006		2005
	Shares Under Options	Weighted Ave Exercise Price	Shares Under Options	Weighted Ave Exercise Price
Outstanding at beginning of year	50,334	$6.53	82,834	$4.26
Exercised during the year	(6,250)	(0.48)
Issued during the year	90,000	1.00
Cancelled			(32,500)	$2.16
Outstanding at end of year	134,084	$3.10	50,334	$6.53
Options exercisable at end of year	44,084	$3.10	50,334	$6.53
Weighted-average fair value of options granted during the year	90,000	$1.00		$—

Fair market value of non-vested stock options	$43,278

The following table summarizes information about stock options outstanding at December 31, 2006:

Options Outstanding			Options Exercisable
Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
1,667	2.50 years	$0.60	1,667	$0.60
2,083	3.40 years	33.60	2,083	33.60
2,500	3.55 years	37.08	2,500	37.08
2,000	3.65 years	30.00	2,000	30.00
1,667	3.88 years	12.00	1,667	12.00
15,000	4.01 years	4.50	15,000	4.50
2,500	4.22 years	3.00	2,500	3.00
16,667	5.47 years	0.42	16,667	0.42
90,000	6.00 years	1.00	90,000	1.00
134,084			134,084	3.10

NOTE 8 - STOCK OPTIONS AND STOCK WARRANTS (cont’d)

Stock Warrants

The Company has issued stock warrants in connection with the issuance of Common Stock, debt, and the settlement of debt and for services. Activity related to stock warrants was as follows:

	Warrants	Weighted Average Exercise Price

Outstanding at December 31, 2004	15,000	4.50
Issued during 2005	519,000	1.00
Outstanding at December 31, 2005	534,000	1.10
Expired	(15,000)	(4.50)
Expired	(110,000)	(1.00)
Exercised	(50,000)	1.00
Issued during 2006	655,500	1.75
Issued during 2006	200,000	1.25
Issued during 2006	42,000	1.00
Outstanding at December 31, 2006	1,256,500	1.43

•	519,000 warrants were granted in 2005 in connection with the issue of 220,000 shares of Common Stock and the issue and conversion of 818,000 Series A Preferred Stock.

•	15,000 (post reverse stock split) warrants outstanding from pre December 31, 2004 expired on January 1, 2006 without being exercised and have expired.

•	110,000 warrants outstanding at December 31, 2005 expired on October 26, 2006 without being exercised.

•	50,000 warrants due to expire on January 5, 2007 were exercised during 2006 at $1.00 per share.

•	570,000 2 year warrants with an exercise price of $1.75 per share were issued in conjunction placement of 1,140,000 shares of Common Stock. These warrants expire on May 31, 2008.

•	85,500 2 year warrants with an exercise price of $1.75 per share were issued as part of the brokerage fees paid for placement of 1,140,000 shares of Common Stock.

•	150,000 2 year warrants with an exercise price of $1.25 per share were issued in conjunction placement of 300,000 shares of Common Stock.

•
50,000 2 year warrants with an exercise price of $1.25 per share were issued in conjunction with the issue of 100,000 share of Common Stock for the partial conversion of an advance. Financing charge of $8,651 has been taken to expense and credited into additional paid in capital in regard to these warrants.

•	42,000 warrants were granted in conjunction with the conversion of 84,000 shares of Series B Preferred Stock.

The following table summarizes information about stock warrants outstanding at December 31, 2006:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Weighted Average Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price	Expiration Date
359,000	5 days	$1.00	359,000	$1.00	1/05/07
570,000	17 months	$1.75	570,000	$1.75	5/31/08
85,500	18 months	$1.75	85,500	$1.75	6/16/08
150,000	23 months	$1.25	150,000	$1.25	11/28/08
50,000	24 months	$1.25	50,000	$1.25	12/29/08
42,000	12 months	$1.00	42,000	$1.00	12/29/07
1,256,500			1,256,500

NOTE 9 - COMMITMENTS

Leases

AtlasTG has a six (6) year office lease covering approximately 471 square meters located at Level 3, 9 Empire Stadium Street, Gzira GZR04, Malta expiring on August 14, 2010 at a base annual rent of MTL16,000 (approx US$48,000), which escalates by MTL2,000 per annum (approx US$6,000) until the final year.

AtlasTG has a four year office lease of the second floor of 139-141 Featherston Street in Wellington, New Zealand expiring on July 31, 2009. The office comprises approximately 300 sq meters with a base annual rental of NZ$55,500 per annum (approx US$38,500) plus 12.5% Goods and Services Tax (“GST”) which is claimable against GST revenue tax payable or is refundable.

AtlasTG has a three year office lease of Suite 2001 at the Limited Edition Office Park, 2001 152nd Avenue NE, Redmond, WA., expiring on July 31, 2009. The office comprises 3,825 rentable square feet at a base annual rental of US$61,200 in the first year, escalating to $68,850 in the 2nd year and $76,500 in the 3rd year.

Approximate future lease commitments are as follows:

2007	$150,000
2008	$160,000
2009	$90,000
2010	$30,000

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to Shareholders

The $190,582 of advances and loans showing in current liabilities are owed to shareholders and/or a company which is a related party of a shareholder. The advances are all interest bearing at 6% per annum and the largest is collateralized by a note payable equal to $120,000 at maturity on March 30, 2007. The interest content of this advance is being amortized over the life to maturity. At December 31, 2005 there was a $6,232 non-interest bearing advance from a shareholder to a subsidiary that has been reclassified into discontinued operations in 2006.

Transactions with Related Parties

On January 20, 2006 Tribeworks acquired AtlasTG, which over the previous 18 months had been developing its new software system for providing external IT application support services for organizations with large IT functions. Since January 2006 this work has been carried out by both AtlasTG employees and specialist consultants engaged to prepare modules of this new software system. Some of these consultants are engaged through WebConsult, a company formerly associated with Robert Altinger, a director of the Company, and two of the consultants engaged through WebConsult continue to carry out such work on normal commercial terms. WebConsult Inc. is managed by Robert Altinger’s wife.

NOTE 11 - DISCONTINUED OPERATIONS AND SALE OF TDC

The Company’s principal business activity in 2005 and prior years was focused on the commercialization of the iShell® technology. The rights to the iShell® technology were sold to a former staff member in mid 2006 together with the lease commitments to the office in San Francisco.

On April 12, 2006, Robert Davidorf, a former director and officer of the Company, and on that date a director and officer of TDC, resigned. In his letter of resignation, Mr. Davidorf made certain claims for payment of approximately $130,000 in accrued salaries (including $95,388 relating to an deferred compensation arrangement) and expenses allegedly owed to him. This matter was settled without payment of any extra compensation as part of the sale of the Company’s wholly owned subsidiary, TDC, which was completed on September 14, 2006 by way of a sale to 541368 LLC, a California limited liability company, purchasing 100% of the stock of TDC for an aggregate consideration of $100 and the settlement of certain disputes between Tribeworks and certain members of the management of 541368 LLC, who formerly served as the management of Tribeworks and TDC (see above). In addition, Tribeworks agreed to make a one-time cash payment of $44,500 to TDC in full satisfaction of Tribeworks’ obligations under an existing support agreement dated as of August 1, 2005 between Tribeworks and TDC, and the support agreement was terminated pursuant to the sale agreement. The sale agreement also contained customary representations, warranties, covenants and mutual indemnity provisions.

The assets and liabilities disposed of from the discontinued operations of TDC at June 30, 2006 (the financial statements used in the sale) were as follows:

Assets:
Accounts receivable	$108,661
Prepayments	4,291
Computers and equipments, net	811
Total assets	$113,763
Liabilities:
Bank overdraft	$14,810
Accounts payable and accruals	373,676
Total Liabilities	$388,486

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

The Company’s financial results for prior periods have been reclassified to reflect the discontinued operations of TDC in 2005. Condensed results of discontinued segments are as follows:

	June 30, 2006	December 31, 2005
Net Sales	$122,370	593,597
Net Income (Loss)	$(42,752)	$23,730

NOTE 12 — ACQUISITION OF ATLAS TECHNOLOGY GROUP

On January 20, 2006, the Tribeworks acquired 100 percent of the issued capital of TakeCareofIT Holdings Limited, a Malta corporation, and its subsidiaries, which had been collectively doing business as Atlas Technology Group (collectively, “AtlasTG”), for $37,235 in cash and the assumption of $1,144,106 of current liabilities (of which $1,073,744 plus interest was due to Tribeworks). AtlasTG was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions.

The acquisition of AtlasTG was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management’s evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, AtlasTG became a wholly owned subsidiary of Tribeworks, Inc. The results of AtlasTG operations, commencing with the date of acquisition, January 20, 2006, are included in these financial statements.

The purchase price was allocated as follows:

Cash	$93,273
VAT receivable	22,596
Deposits/prepaids	4,924
Equipment	225,030
IT Technology	835,192
$1,181,015

NOTE 13 - CORRECTION OF AN ERROR

On January 20, 2006, Tribeworks completed the acquisition of 100% of the outstanding shares of TakeCareofIT Holdings Limited and its subsidiaries (d/b/a the Atlas Technology Group) (“AtlasTG”). The effect of this acquisition has been filed in a Current Report on Form 8-K/A on November 17, 2006, which included a pro forma consolidation of AtlasTG 's financial results with those of Tribeworks at December 31, 2005. These changes were reflected in the restated financial statements for the year ending December 31, 2005 and set out in an amended filing in a Current Report Form 8-K/A filed on March 28, 2007. As a result of these amendments and corrections of errors the following adjustments were made:

•
Advance to AtlasTG of $1,073,744 has been brought into the December 31, 2005 assets in the Balance Sheet as a correction of an error and change in accounting policies to be consistent with the accounting policies adopted following the acquisition of AtlasTG on January 20, 2006 (the assets acquired in AtlasTG are set out in the table in Note 12);

•	The accumulated deficit at December 31, 2005 was reduced by $1,073,744 and as a result the Total Stockholders’ Equity was restated as $415,583;

•
The amount of product development expense was been reduced from $1,141,031 to $67,287 and this in turn reduced the loss from continuing operations to $191,283 from the previous $1,265,027, the net loss before income taxes to $171,021 (previously $1,244,765) and the net loss to $175,791 from $1,249,535, before the subsequent adjustment for discontinued operations on the sale of TDC in September 2006);

•	The 2005 loss per share has been reduced to $0.02 for continuing operations from the previous $0.06.

•	The reduced loss from operating activities has been reflected in the Consolidated Statement of Cash Flows with a compensating investment in Atlas of $1,073,744.

•	Further note explanations were added or amended to explain these changes and appropriate accounting standards associated with the amended results.

•
In addition, with the sale of TDC and the reclassification of the results of TDC as discontinued operations, there have been further amendments to some of these 2005 comparative figures in the financial statements for the year ended December 31, 2006.

NOTE 14 - SUBSEQUENT EVENTS

Purchase of the business of BLive Networks Inc

On January 19, 2007, Tribeworks, Inc., entered into an Asset and Stock Purchase Agreement with BLive Networks Inc., a Delaware corporation (“BLive”), Forte Finance Limited, a Maltese limited liability company (“Forte”) and Petroleum Corporation of Canada Limited, an Alberta corporation (“Petroleum Corp.”), pursuant to which the Company purchased substantially all of the assets of BLive in exchange for 1,000,000 fully paid shares of Common Stock in the Company. This agreement was closed on January 26, 2007.

Additionally, in consideration of the payment by Petroleum Corp. of $100,010, the Company agreed to issue to Petroleum Corp. 100,000 fully paid shares of the Company’s Common Stock and a warrant to purchase 300,000 shares of Common Stock of Tribeworks at $1.25 per share for a period of two years. The shares issued in connection with this transaction have been issued to Petroleum Corp., as a creditor of BLive. In addition, 150,000 shares of Common Stock have been issued to Forte as an M&A fee for the transaction (“Advisory Shares”). The shares issued in connection with this transaction are “restricted securities” (as defined in the Securities Act of 1933, as amended, (the“Act”). In connection with the BLive Agreement, Tribeworks also entered into an escrow agreement with the following parties with the following terms: (a) an Escrow Agreement between Petroleum Corp. and the Company, whereby 300,000 shares of Common Stock are held in escrow until the receipt of certain Canadian tax refunds owed to Infobuild (refund since received); and (b) an Escrow Indemnification Agreement between Forte and the Company, whereby the 150,000 shares of Common Stock issued to Forte are held in escrow until the expiration of a twelve month indemnity period that was signed pursuant to an agreement with Forte, dated January 19, 2007.

As part of the BLive Agreement, Tribeworks has also acquired a forty-nine percent ownership interest in BLive’s Canadian affiliate, Infobuild Networks (Canada) Inc. Infobuild Networks (Canada) Inc has subsequently been renamed BLive Networks Inc., and the business is now trading through this entity. Tribeworks has also entered into an option agreement to purchase the remaining 51% of Infobuild which can be exercised at any time over the next twelve months at the option of Tribeworks.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 19, 2005, HLB Cinnamon, Jang, Willoughby Chartered Accountants were appointed our new auditors. On October 13, 2006, the board of directors of Tribeworks, Inc. approved the dismissal of HLB Cinnamon, Jang, Willoughby, Chartered Accountants, as our independent registered public accounting firm.

No report of HLB Cinnamon, Jang, Willoughby, Chartered Accountants, on the financial statements for either of the past two years contained any adverse opinion or disclaimer of opinion or was qualified or modified as to uncertainty, audit scope, or accounting principle. During the fiscal years ended December 31, 2005 and 2006 and through October 13, 2006, there were no disagreements with HLB Cinnamon, Jang, Willoughby, Chartered Accountants, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of HLB Cinnamon, Jang, Willoughby, Chartered Accountants, would have caused it to make reference thereto in any report. During the fiscal years ended December 31, 2005 and 2006 and through October 13, 2006, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K). We requested that HLB Cinnamon, Jang, Willoughby, Chartered Accountants, furnish us with a letter addressed to the Securities and Exchange Commission (“SEC”) stating whether or not it agrees with the above statements and such a letter was filed with the SEC as an exhibit to a Current Report on Form 8-K.

On October 13, 2006, we engaged the firm of Williams & Webster, P.S. as our principal independent accountant to audit our financial statements. Since we do not currently maintain an audit committee, our full board of directors approved the engagement of Williams & Webster, P.S. Prior to the engagement of Williams & Webster, P.S., neither we, nor any person on our behalf consulted Williams & Webster, P.S. regarding either (i) the application of accounting principles to a specified completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such Item) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and our Chief Financial Officer have concluded, based on their evaluation as of the end of the period covered by this Annual Report, that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports filed or submitted by it under the Securities Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the US in such reports is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

In our Annual Report on Form 10-KSB for the year ended December 31, 2005, filed on April 17, 2006, as amended and reported in a Form 10-KSB/A on December 21, 2006 and as amended in a Form 10-KSB/A on April 4, 2007, our management concluded that our internal control over financial reporting disclosures and procedures were effective as of December 31, 2005. The amended filing made on December 21, 2006 was a result of the filing of a Form 8-K/A on November 17, 2006 related to the acquisition of AtlasTG and the filing of pro forma financial statements reflecting the result of the satisfaction of the purchase agreement between Tribeworks and the shareholders of AtlasTG. The pro forma financial statements were prepared utilizing the historical financial statements of Tribeworks and AtlasTG. The pro forma consolidated statement of operations assumes that the combination occurred at the beginning of the periods presented in the statements. All intercompany accounts and transactions were eliminated and certain adjustments to the December 2005 pro forma balance sheets were made as set out in Note 13 above and these were filed in an amended Form10-KSB/A on December 21, 2006.

We subsequently determined the changes made with regard to the capitalization of software development costs and restatement of assets following the AtlasTG acquisition needed to be disclosed as a correction of an error and full disclosure of this has been made in the Notes accompanying the financial statements in this Annual Report and the refiled Forms 10-KSB/A and 10-QSB/A that have been filed in late March and early April of 2007. When AtlasTG was acquired by us on January 20, 2006, AtlasTG had in place internal procedures and controls for the capitalization of software development costs, whereas we had an accounting policy of writing off all development costs as the TDC software was regarding a mature product. Therefore the write-off made in our financial statements for the year ended December 31, 2005 was in accordance with existing accounting policies, but following the acquisition and subsequent sale of the former business operations of Tribeworks and during the preparation of a restatement of the AtlasTG financial statements for the Form 8-K/A filed on November 17, 2006, it was thought more appropriate that the AtlasTG accounting policies, be adopted as our accounting policy since AtlasTG’s business was now our primary business. Our auditors agreed with this conclusion. We now realize the subsequent adjustments should have been filed as corrections of an error rather than as a change in accounting policy as previously filed.

An amended Form 10-KSB/A making it clear that this was a correction of error and a fundamental change in accounting policy with regard to the adoption of Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) with regard to the capitalized of certain software development costs that meet the requirements of SFAS 86 - see sub-heading Software Development Costs within Note 2 was filed on April 4, 2007.

These corrections and restatements (see Notes 12 and 13 in the financial statements above) changed our reported net loss and earnings per share. Previously, we expensed the loan to AtlasTG as software development costs. This has been reclassified as an investment in AtlasTG at December 31, 2005, which reduced the loss at December 31, 2005 from $1,249,535 to $175,791 and as a result the reported net loss per share was reduced from $0.06 to $0.02, before subsequent reclassifications to take account of discontinued operations.

Apart from the matters explained above, there were no significant changes in the Company’s internal controls or  other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

Set forth below is the name, age, years of service and positions of the executive officers and directors of Tribeworks as of March 30, 2007.

Name	Age	Position	Director Since

Robert E Altinger	45	Director	August, 2005

Andrew J E Berger	46	Director	June 2006

W. Gordon Blankstein	56	Director	August, 2005

Robert C. Gardner	66	Director	August, 2005

Peter B. Jacobson	46	Director and CEO	June, 2005 CEO since August 2005

B S P (Paddy) Marra	60	Director and CFO	December 2005 CFO since Sept. 2005

Michael T Murphy	39	Chief Operating Officer	June 2006

The directors serve until their successors are elected by the stockholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. The directors named above will serve until our next annual general meeting of stockholders in 2007. Directors will be elected for one-year terms at the annual general meeting. All officers and directors listed above will remain in office until the next annual general meeting of our stockholders, and until their successors have been duly elected and qualified.

There are no agreements with respect to the election of directors. During 2006, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed them for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities.

None of our officers and/or directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws.

Biographical Information of Executive Officers and Directors

Robert Altinger, 45 - Director

Prior to founding AtlasTG, Robert Altinger was Principal Consultant of WebConsult, Inc, a Microsoft- approved vendor of IT consulting services since September 2001. Prior to joining WebConsult, Inc., Mr. Altinger had over 20 years of IT experience, including serving as Director of Worldwide IT Operations for Avanade Corp, in various capacities at Microsoft, including Director of Product Group IT Services, and prior to that at JP Morgan. Mr Altinger obtained a BSc (Eng) from Exeter University in the United Kingdom in 1986.

Andrew Berger, 46 - Director

Andrew Berger recently retired from the position of Vice President of Alien Technology Europe, a world leader in RFID technologies. Mr. Berger was responsible for all European activity. Prior to joining Alien Technology, Mr. Berger was an equity Partner and founding member of Accenture's strategy practice. He also led Accenture's Northern European supply chain practice and global Supply Chain Innovation team. Prior to joining Accenture, he served as an operational Intelligence Officer with the Airborne and Special Forces divisions of the British Army. He has a Bachelor's of Science from Bristol University and an MBA with Distinction from London Business School.

W. Gordon Blankstein, 56 - Director

Gordon Blankstein is currently a member of the board of directors of Genco Resources, Ltd., a publicly-traded mining company and has been since 2002. He is also a director of Digifonica (International) Limited From 1997 through 2002, Mr. Blankstein was Chairman and Chief Executive Officer of Global Light Telecommunications, Inc., an American Stock Exchange-listed company. Mr. Blankstein obtained a B.Sc. (Agri.) from the University of British Columbia in 1973 and an MBA from the University of British Columbia in 1976.

Robert C. Gardner, 66 - Director

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

Peter B. Jacobson, 46 - Director and CEO

Prior to joining Atlas and Tribeworks, Peter Jacobson was founder and President of Monitor Technologies, Inc., an IT network and support company to Fortune 1000 firms from 1985 to 1995, a partner and Marketing Director of OceanPC, Inc., a leader in computer-based marine GPS navigation systems from 1995 to 2002, and subsequently, was President of First Call Wireless, LLC., a worldwide cellular distribution company, from 2002 until 2005. Peter Jacobson has served on numerous boards of directors, including The Seattle Center, Northwest Children’s Fund, Lakeside Technology Foundation and Creditnet.com. He is a past President of the Washington Young Entrepreneurs Organization. Mr Jacobson obtained a BA from the University of Washington in 1985.

Byran S P (Paddy) Marra, 60 - Director and CFO

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

Michael Murphy, 39 -- Chief Operating Officer

Mike Murphy joined us after a successful 15 year career at Microsoft Corporation where he was most recently the Senior Director leading the Business Group IT organization. At Microsoft, Mr. Murphy was responsible for critical aspects of Microsoft’s business, including source code management and product localization. His experience includes leading teams throughout the US, Europe, Eastern Asia, and India. Mr. Murphy holds a B.A. in Information Systems from Washington State University.

Family Relationships

None

Certain Legal Proceedings

No director, nominee for director, or executive officer of ours has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Code of Ethics

We have not yet adopted a code of ethics for our officers, directors or employees.

Audit Committee Financial Expert

We do not have an audit committee or an "audit committee financial expert" within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission. Our board believes that each of its directors is financially literate and experienced in business matters, and that one or more directors are capable of:

•	understanding generally accepted accounting principles, or GAAP, and financial statements;

•	assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves;

•	analyzing and evaluating our financial statements; and

•	understanding our internal controls and procedures for financial reporting;

all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that our directors have not obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert."

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the fiscal year ended December 31, 2006, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the fiscal year ended December 31, 2006, was a director, officer or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2006 or prior fiscal years:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Known Failures to File a Required Form
Robert Altinger	2	3
Form 3 due upon becoming a director in August of 2005. Form 4 due October 24, 2005 upon personal acquisition of 600,000 shares of Common Stock and acquisition of 1,075,000 shares of Common Stock by AMJ Holdings. Form 4 due July 20, 2006 upon reduction of shares held by AMJ Holdings by 100,000 shares of Common Stock.

Andrew Berger	1	1	Form 3 due June 15, 2006 upon becoming a director.

W. Gordon Blankstein	3	3	Form 4 due October 24, 2005 upon acquisition of 400,000 shares of Common Stock. Form 4 due May 4, 2006 upon acquisition of 200,000 shares of Common Stock.

Robert C. Gardner	2	2	Form 4 due upon October 24, 2005 upon acquisition of 500,000 shares of Common Stock.

Peter Jacobson	2	3
Form 4 due October 24, 2005 upon personal acquisition of 600,000 shares of Common Stock and acquisition of 1,075,000 shares of Common Stock by AMJ Holdings. Form 4 due July 20, 2006 upon reduction of shares held by AMJ Holdings by 100,000 shares of Common Stock.

Paddy Marra	1	1

Michael T. Murphy	3	4
Form 3 due October 24, 2005 upon becoming a 10% beneficial owner following the acquisition of 3,363,636 shares of Common Stock. Form 4 due October 24, 2005 upon personal acquisition of 3,363,636 shares of Common Stock and acquisition of 1,075,500 shares of Common Stock by AMJ Holdings. Form 4 due July 20, 2006 upon reduction of shares held by AMJ Holdings by 100,000 shares of Common Stock.

ITEM 10. EXECUTIVE COMPENSATION

Director Compensation

Directors do not receive any compensation for their services as members of the Board of Directors during 2006, although this could be subject to change during 2007. Directors are reimbursed for expenses in connection with attendance at Board of Directors and committee meetings. Directors are eligible to participate as optionees under our compensatory equity plans.

Executive Compensation

The following table provides certain summary information concerning compensation of our executives for the year ended December 31, 2006. No executive officer, other than as listed below, received total compensation from us in excess of $100,000 during 2005. The current CEO and CFO do not have employment agreements. These are to be negotiated during 2007.

		Annual Compensation				Long Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary/ Fees ($)		Bonus ($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Compensation ($)
Robert Altinger, Executive Chairman	2006	145,000	(1)	0	0	0	0	0	0

Peter B. Jacobson, Chief Executive Officer, President and Director	2006	100,000	(1)	0	0	0	0	0	0

B S P Paddy Marra Chief Financial Officer, and Director	2006	100,000	(1)	0	0	0	0	0	0

Michael T Murphy Chief Operating Officer	2006	70,000		0	0	0	0	0	0

(1) Robert Altinger and Paddy Marra are not direct employees, but are engaged through consulting companies who are responsible for paying their salaries, taxes and benefits. Peter Jacobson receives his salary on an independent contractor basis.

Option Grants in Last Fiscal Year

There were no grants of stock options or warrants to any of the executive officers named in the compensation table above during fiscal years 2005 or 2006.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options or warrants were granted or exercised in 2005 or 2006 by any executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth as of April 11, 2007, certain information regarding the beneficial ownership of our Common Stock by (i) all person known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Unless otherwise indicate, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class (2)
Michael T. Murphy 2812 West Lake Sammamish Pkwy NE Redmond, WA 98052	4,338,636	(3)	16.5%

WebConsult Limited Bankhaus Carl Spangler Schwatzstr 17 A 5030, Austria	2,202,274		8.4%

Robert Blankstein 8032 Government Rd. Burnaby, B.C., Canada	2,135,000	(4)	8.1%

Pharaoh Properties Corporation Alves De Souza Houman Colart 6 Cours De Rive 1204 Geneva, Switzerland	2,002,272		7.6%

W. Gordon Blankstein 8011 240 St. Vancouver, B.C., Canada	600,000	(5)	2.3%

Peter Jacobson 111 Via Quito Newport Beach, CA 92663-5503	1,575,000	(6)	6.0%

Robert Altinger The Ridge 31st March Street Gharghur, Malta	1,575,000	(7)	6.0%

Robert C. Gardner 2153, 349 West Georgia St. Vancouver, B.C., Canada	500,000		1.9%

Officers and Directors as a group (7 persons)	6,638,636	(8)	25.2%

(1) Includes all shares of our Common Stock with respect to which each holder directly, through any contract, arrangement, understanding, relationship or otherwise has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares.

(2) Based upon 26,331,805 shares of our Common Stock issued and outstanding as of April 11, 2007.

(3) Includes 975,000 shares held by AMJ Holdings. We anticipate that the shares held by AMJ Holdings will be granted in the form of stock options to our employees in the future. Mr. Murphy, Mr. Altinger and Mr. Jacobson serve as co-trustees of shares held by AMJ Holdings.

(4) Mr. Blankstein personally owns 1,560,000 shares of our Common Stock and holds 575,000 shares of Common Stock in trust for the benefit of Charles Blankstein.

(5) Mr. Blankstein personally owns 600,000 shares of our Common Stock. Yvonne Blankstein, the wife of Gordon Blankstein, owns 530,083 shares of our Common Stock and holds 500,000 shares of Common Stock in trust for Shelby Blankstein. Mr. Blankstein expressly disclaims beneficial ownership of shares owned by his wife and shares that his wife holds in trust for Shelby Blankstein.

(6) Mr. Jacobson personally owns 600,000 shares of our Common Stock. Includes 975,000 shares held by AMJ Holdings. We anticipate that the shares held by AMJ Holdings will be granted in the form of stock options to our employees in the future. Mr. Murphy, Mr. Altinger and Mr. Jacobson serve as co-trustees of shares held by AMJ Holdings. Mr. Jacobson’s wife, Georgina Jacobson, owns 40,000 shares of our Common Stock. Mr. Jacobson expressly disclaims beneficial ownership of shares owned by his wife.

(7) Includes 975,000 shares held by AMJ Holdings. We anticipate that the shares held by AMJ Holdings will be granted in the form of stock options to our employees in the future. Mr. Murphy, Mr. Altinger and Mr. Jacobson serve as co-trustees of shares held by AMJ Holdings.

(8) This group includes 7 people, 5 of whom are listed on the accompanying table. Paddy Marra, an officer and director, and Andrew Berger, a director, are not listed on the accompanying table and do not currently own any of our Common Stock. To avoid double-counting:  the 975,000 shares of Common Stock held by AMJ Holdings and deemed to be beneficially owned by Robert Altinger, Peter Jacobson and Michael Murphy as a result of their position as co-trustees of AMJ Holdings have only been included once in the total (see Note (2), (6) and (7) above).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 1, 2005, TDC entered into a contract with a Canadian company wholly owned by our former CEO, Chairman, and President, Duncan Kennedy, to provide the services of Mr. Kennedy to continue to serve as President of Tribeworks Development Corporation.

On January 20, 2006 we acquired AtlasTG, which over the previous 18 months had been developing its new software system for providing external IT application support services for organizations with large IT functions. Since January 2006 this work has been carried out by both our employees and specialist consultants engaged to prepare modules of this new software system. WebConsult, Inc. and WebConsult Ltd, companies with which Robert Altinger is a consultant for, has performed consulting work for us in the past and still performs such work on normal commercial terms. We currently pay WebConsult, Inc. for Mr. Altinger’s services to us as our Executive Chairman. Mr. Altinger’s wife is a shareholder of WebConsult, Inc.

As of April 11, 2007, other than as already disclosed above we have not entered into any other contractual arrangements with related parties. There is not any other currently proposed transaction, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% shareholder or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

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

10.1	Pan World Corporation 1999 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)*

10.2	Tribeworks, Inc. 2001 Stock Plan (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-8 filed September 26, 2001)*

10.3	Tribeworks, Inc. 2004 Employee Stock Incentive Plan (incorporated by reference to Exhibit B to the Registrant’s Proxy Statement on Schedule 14A filed April 14, 2004)*

10.4	Asset and Liability Assignment and Indemnification Agreement, dated March 29, 2005 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report in Form 8-K filed March 29, 2005)*

10.5	Form of Subscription Agreement for Common Stock of Tribeworks, Inc. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report in Form 8-K filed November 3, 2005)*

10.6
Share Transfer Agreement, dated January 19, 2006, between TakeCareofIT Limited and Tribeworks, Inc., (incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report in Form 8-K filed January 26, 2006)*

10.7
Stock Transfer Agreement, dated September 14, 2006, between and 541368 LLC and Tribeworks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report in Form 8-K filed October 5, 2006)*

10.8
Asset and Stock Purchase Agreement, dated January 19, 2007, between BLive Networks, Inc., Forte Finance Limited, Petroleum Corporation of Canada Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

10.9
Registration Rights Agreement, dated January 19, 2007, between Petroleum Corporation of Canada Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

10.10
Forte Agreement, dated January 19, 2007, between Forte Finance Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

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

(b) The following reports on Form 8-K were filed during the quarter ended December 31, 2006:

10.1
Stock Transfer Agreement, dated September 14, 2006, between and 541368 LLC and Tribeworks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report in Form 8-K filed October 5, 2006)*

* Previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set out below are the various fees paid to or accrued for our present auditors, Williams & Webster P S, and for our previous auditors, HLB Cinnamon, Jang, Willoughby, Chartered Accountants for services provided during the years ended December 31, 2006 and 2005:

	Fees for the Year Ended
	December 31, 2006	December 31, 2005

Audit fees (1)	$51,284	$41,342
Audit-related fees (2)	25,855	13,836
Tax fees (3)	—	—
All other fees (4)	2,727	1,158
Total fees for services	$79,866	$56,336

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

The Board of Directors, acting as the Audit Committee, pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tribeworks, Inc., a Delaware corporation

Date: April 16, 2007	By:	/s/ Peter B. Jacobson
Peter B. Jacobson, Chief Executive Officer
(Registrant’s Principal Executive Officer)

Date: April 16, 2007	By:	/s/ B.S.P. Marra
B.S.P. Marra, Chief Financial Officer
(Registrant’s Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 16, 2007	/s/ Robert Altinger
Robert Altinger, Director

Date: April 16, 2007	/s/ Andrew J E Berger
Andrew J E Berger, Director

Date: April 16, 2007	/s/ W. Gordon Blankstein
W. Gordon Blankstein, Director

Date: April 16, 2007	/s/ Robert C. Gardner
Robert C. Gardner, Director

Date: April 16, 2007	/s/ Peter B. Jacobson
Peter B. Jacobson, Director

Date: April 16, 2007	/s/ B.S.P. Marra
B.S.P. Marra, Director