Form 10QSB
period 2007-03-31
TRIBEWORKS INC
filed 2007-05-21
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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
 Yes ☐ No ☑

As of the close of business on May 17, 2007, there were 26,331,805 shares outstanding of the issuer’s common stock, par value $0.0004 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☑

TRIBEWORKS, INC.
FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2007

Exhibits

Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements.

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
MARCH 31, 2007
ASSETS	March 31, 2007	December 31, 2006
Current Assets
Cash	$214,766	$130,991
Accounts receivable	20,012	10,229
VAT receivable	56,961	40,705
Prepaid expenses	38,828	23,731
Total Current Assets	330,567	205,656

Other Assets
Equipment and furniture, net	257,137	209,854
Software development, net	481,496	421,727
IT Technology	1,340,313	835,192
Customer list and Trademarks	555,312	—
Total Other Assets	2,634,258	1,466,773

Total Assets	$2,964,825	$1,672,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$637,672	$552,971
Accrued expenses	409,144	150,999
Income taxes payable	1,543	5,440
Loans payable, related parties	271,845	70,582
Loan payable	120,000	120,000
Total Current Liabilities	1,440,204	899,992

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock: $.0004 par value, 200,000,000 shares authorized, 26,331,805 (2006 - 25,081,805) shares issued and outstanding respectively	10,524	10,024
Additional paid-in capital	7,807,443	6,272,168
Accumulated (deficit)	(6,135,220)	(5,510,539)
Other comprehensive income (loss)	(158,126)	784
Total Stockholders’ Equity	1,524,621	772,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,964,825	$1,672,429

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
	Three Months Ended March 31,
	2007	2006
REVENUES	$105,813	$—
COST OF SALES	83,712	—
GROSS PROFIT	22,101	—
OPERATING EXPENSES
IT software development	235,377	137,455
Sales and marketing	66,315	12,695
Depreciation	22,522	—
General and administrative	310,979	113,813
	635,193	263,963

INCOME (LOSS) FROM OPERATIONS	(613,092)	(263,963)

Interest income	44	1,145
Interest expense	(11,293)	—
	(11,249)	1,145

INCOME (LOSS) BEFORE INCOME TAXES	(624,341)	(262,818)
INCOME TAXES	(17)	—
NET INCOME (LOSS) AFTER TAXES from continuing operations	(624,358)	(262,818)
Loss from discontinued operations	—	(30,197)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Translation Gains (Losses)	(158,449)	—
COMPREHENSIVE LOSS	(782,807)	(293,105

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
Continuing operations	(0.02)	(0.01)
Discontinued operations	—	—
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	25,601,286	21,700,457

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(624,358)	(262,818)
Net (Loss) after taxes from discontinued operations	—	(30,197)
	(624,358)	(293,105)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation	22,522	1,694
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(9,783)	(34,096)
(Increase) decrease) in VAT receivable	(16,256)	—
(Increase) decrease) in prepaid expenses	(15,097)	7,324
Increase (decrease) in accounts payable	84,701	5,780
Increase (decrease) in accrued expenses	258,145	113,478
Increase (decrease) in taxes payable	(3,807)	—
Total adjustments	320,425	94,180
Net cash provided (used) by operating activities	(303,933)	(198,925)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of assets	414
Purchase of equipment, net	(3,940)	(6,203)
Capitalization of software development costs, net	(59,769)	(155,907)
Net cash provided (used) by investing activities	(63,295)	(162,110)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issue of shares and application monies received	297,375	338,000
Proceeds from loans	200,993	—
Net cash provided (used) by financing activities	498,368	338,000

NET INCREASE (DECREASE) IN CASH	131,140	(23,035)
Loss on foreign exchange	(47,365)
CASH, BEGINNING OF PERIOD	130,991	177,799

CASH, END OF PERIOD	$214,766	$154,764

SUPPLEMENTAL CASH FLOW INFORMATION:

	March 31, 2007	March 31, 2006
Interest paid	$2,453		$1,145
Income taxes paid	$3,897	$	Nil
NON-CASH TRANSACTIONS:
Acquisition of IT Technology	$505,121		$835,192
Acquisition of customer list and trademarks	$555,312	$	Nil

The accompanying notes are an integral part of these consolidated financial statements

TRIBEWORKS, INC.

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE A — PRINCIPLES OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements of Tribeworks, Inc. (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2007, and its results of operations for the three months ended March 31, 2007 and 2006, and the operations and cash flows for the three months ended March 31, 2007 have been made. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Following the acquisition of Atlas Technology Group, Inc. (“AtlasTG”) (see Note B below) the AtlasTG services performed following this acquisition have been considered the new operating business. The services previously offered by the Company that were transferred into the Tribeworks Development Corporation (“TDC”) and later sold on September 14, 2006 have been treated as discontinued operations. As the acquisition of AtlasTG took place on January 20, 2006 all of the 2006 comparative figures relate to the parent company, Tribeworks and the new Atlas TG line of business.

On January 26, 2007 the Company acquired all of the assets (but not the liabilities) including its IT technology, trademarks and 700 customers of BLive Networks, Inc., (“BLive”) in exchange for consideration of 1,150,000 shares of common stock of the Company (the “Common Stock”). 150,000 of these shares of Common Stock were for an M&A Advisory Fee. Additionally, in consideration of the payment by Petroleum Corp. of $100,010, the Company agreed to issue to Petroleum Corp. 100,000 fully paid shares of Common Stock and a warrant to purchase 300,000 shares of Common Stock exercisable for a period of two years at $1.25 per share. Included with these assets was a Canadian company called InfoBuild Networks (Canada) Inc. The assets acquired have been transferred into InfoBuild Networks (Canada) Inc. and the name of it has been changed to BLive Networks Inc. The assets acquired have been consolidated into these financial statements along with the results of BLive from January 26, 2007.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses in both calendar years 2006 and 2005 and had a working capital deficiency of $694,336 and $365,431 for 2006 and 2005, respectively. The Company has reported a further operating loss of $624,358 for the first quarter of 2007, compared to a loss of $631,776 for the fourth quarter of 2006 for the continuing business. The Company does however have an equity surplus of $1,524,621 at March 31, 2007, which is an increase from December 31, 2006, when the equity surplus was $772,437. This increase is due to the acquisition of BLive in exchange for the issuance of 1,150,000 shares of Common Stock of the Company and the issuance of 100,000 shares at $1 per share of Common Stock of the Company along with a warrant to purchase 300,000 shares of Common Stock of the Company at $1.25 per share exercisable for a period of two years for an aggregate purchase price of $100,010.

To fully develop the new AtlasTG business, further equity capital will need to be raised to finance the Company’s new business offerings. The Company is in negotiations to raise additional funding and a term sheet has been signed. However this does not mean that negotiations will reach a satisfactory conclusion and that the funding will proceed.

In view of the matters described above, there is still doubt about the Company’s ability to continue as a going concern unless the placement of new equity or further alternative funding is successful, although some modest revenue is now being generated. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheets is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to raise new equity capital to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - NATURE OF BUSINESS

The Company acquired Atlas Technology Group (“AtlasTG”), a Malta Corporation that was established in September 2004 to provide external Information Technology (“IT”) application support services for organizations with large IT functions, as a wholly owned subsidiary on January 20, 2006.

Our old line of services provided through our Tribeworks Development Corporation (“TDC”) subsidiary in 2006 was sold to its former management on September 14, 2006 and a significant number of the deferred payment obligations (including the accrued salary obligations) that appeared in the 2005 financial statements were transferred with this business or were released as a result of that sale.

Our initial support centers are based in Malta and Wellington, New Zealand, with technical support from a small staff in Redmond, Washington, creating “follow-the-sun”, 24 hour coverage. As business grows, additional locations are planned to be added to increase capacity, as needed. State of the art VoIP, call tracking and monitoring technology provide each employee with leverage needed to maximize support delivery to the fullest possible extent.

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

On January 26, 2007 the Company acquired all of the assets and 700 customers of BLive, further expanding the Company’s capability of delivering high quality outsourced support into the annual IT Support market. Prior to our acquisition of BLive, it developed and operated interactive support tools for companies providing IT support worldwide. Utilizing proprietary technology, BLive’s systems are used by companies for remote technical support and sales, both externally, and for internal corporate ‘Helpdesk’ support departments. This technology enables service providers to deliver faster response times and a personal connection with users and is complimentary to the Tools developed by the Company and is generating revenue.

NOTE C — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, TDC (sold September 14, 2006), and (since the first quarter of 2006) AtlasTG, which consists of Atlas Technology Group Holdings Limited (formerly TakeCareofIT Holdings Limited), a Malta corporation; TakeCareofIT Limited, a Malta corporation; Atlas Technology Group (NZ) Limited, a New Zealand corporation; Atlas Technology Group (US) Inc., a United States corporation and Atlas Technology Group Consulting Inc., a United States corporation (collectively referred to herein as AtlasTG). Following the acquisition of AtlasTG the consolidated income statement has included the income and expenses of both the old Tribeworks business and the newly acquired AtlasTG business. As the acquisition of AtlasTG was January 20, 2006, the 2006 comparative figures included AtlasTG, while the business and assets of TDC have been treated as discontinued operations.

On January 26, 2007 the Company acquired all of the assets (but not the liabilities), including IT Technology, Trademarks and 700 customers of BLive in exchange for 1,150,000 shares of Common Stock of the Company. Included with these assets was a Canadian company called InfoBuild Networks (Canada) Inc and the assets acquired have been injected into this company and the name of it has been changed to BLive Networks Inc (“BLive”) and the business has continued to trade through this company. The assets acquired have been consolidated into these financial statements and the results of BLive from January 26, 2007.

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

Foreign Currency Translation

With the acquisition of AtlasTG, which does business in Malta, New Zealand and the USA, and BLive which does business both in US and Canadian dollars, transactions denominated in foreign currencies are translated at the rates of exchange ruling on the dates of the transactions. Monetary assets and liabilities expressed in foreign currencies are translated at the rates of exchange prevailing at the end-of-period exchange rates and the translation differences are dealt with through the profit and loss account.

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

Software Development Costs

From January 1, 2006, the Board of Directors has adopted Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and has capitalized certain development costs that meet the requirements of SFAS 86.

As a result of the adoption of SFAS 86, $59,769 (as compared to $155,907 for the quarter ended March 31, 2006) of development costs has been capitalized. These capitalized costs will be amortized over three years from the date on which the new AtlasTG business goes into full commercialization. Not all of the development costs for the period meet the requirements of SFAS 86, and $257,137 ($137,455 in the quarter to March 31, 2006) of development costs have been expensed in the period.

IT Technology

As part of the acquisition of AtlasTG, the Company acquired various software that had been developed by AtlasTG as of the date of acquisition. This software was valued at $835,192 and will be amortized over three years from the date on which the new AtlasTG business goes into full commercialization. In addition with the acquisition of BLive, the Company acquired IT Technology valued at $505,121. As BLive had already commercialized their technology and is generating revenue, the IT Technology acquired from BLive will be amortized over the next three years.

Customer List and Trademarks

As part of the acquisition of BLive, the Company acquired 700 customers and various trademarks and has valued this customer list and trademarks by way of the value of the future revenue these customers can generate over the next three years with an allowance for their diminishing value. Again as BLive had already commercialized their technology and is generating revenue, this customer list and trademarks acquired from BLive will be amortized over the next three years.

The Company’s intangible assets are summarized as follows:
	March 31, 2007	Dec 31, 2006
Software Development	523,875	454,942
IT Technology Acquired	1,340,313	835,192
Customer List and Trademarks	555,312	—
Less: Accumulated Depreciation	(42,379)	(33,540)
	$2,377,121	$1,256,594

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

The Company did not grant any options to purchase shares of the Company’s Common Stock during the three months ended March 31, 2007, or during the same period in 2006.

NOTE D — LOANS, ADVANCES AND NOTE PAYABLE

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

During 2006, the Note was renegotiated with the financing party agreeing to take up 100,000 shares in the Company at $1.00 per share plus 50,000 2 year warrants exercisable at $1.25 per new share with balance plus accrued interest being converted into a new note issued for $120,000 repayable on March 30, 2007. This repayment date has subsequently been extended to September 30, 2007. Interest has been accrued and added to the original note balance and is included in the balance of $120,000.

The loans repayable of $271,845 comprise advances from shareholders and related parties with $150,000 advanced on March 29, 2007 to be evidenced by a Note Payable of $157,500. The other advances have no fixed repayment dates, but are considered to be of a short-term nature.

NOTE E — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, loans payable and income taxes payable for which the Company believes that the fair value approximates their carrying amounts.

NOTE F — COMMON STOCK AND WARRANT ISSUANCE

During the quarter ended March 31, 2007, the Company issued 1,150,000 of shares of Common Stock for the acquisition of the assets of BLive. 150,000 of these 1,150,000 shares of Common Stock were an M&A advisory fee. 100,000 of shares of Common Stock (at a price of $1 per share) were sold along with a warrant to purchase 300,000 shares of Common Stock exercisable for a period of two years with an exercise price of $1.25 per share at an aggregate purchase price of $100,010. The warrants have a fair market value of $87,900 which has been recorded as additional paid in capital.

As at March 31, 2007 and at the date of this report the total number of shares of Common Stock issued and outstanding is 26,331,805.

NOTE G — DEFERRED COMPENSATION ARRANGEMENT, DISPUTE WITH FORMER EMPLOYEE AND SALE OF TDC

Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its then executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the applicable executive officer, into common shares of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company’s common stock for the 20 trading days previous to the election date. The Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period causes the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock is no longer owed. At June 30, 2006, the Company had recorded accrued but unpaid salary related to this arrangement of $142,795. On March 29, 2005, the accrued salary under this arrangement, along with all of the Company’s material assets and other material liabilities, excluding liabilities totalling approximately $136,000, were assigned to TDC, a wholly owned subsidiary of Tribeworks, in March 2005.

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

The Company’s financial results of prior periods have been reclassified to reflect the discontinued operations of TDC. Condensed results of discontinued segments are as follows:
	March 31, 2006	December 31, 2005
Net Sales	$60,485	401,614
Net Income (Loss)	$(30,197)	$(12,555)

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

NOTE H — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 20, 2006 the Company acquired AtlasTG, which had over the previous 18 months been developing its new software system for providing external IT application support services for organizations with large IT functions. This work is being carried out by both AtlasTG employees and specialist consultants engaged to prepare modules of this new system. Some of these consultants are engaged through WebConsult, a registered Microsoft vendor, and they continue to carry out such work on normal commercial terms. Robert Altinger, a director of the Company, was formerly a consultant to and is associated with WebConsult. WebConsult Inc. is managed by Robert Altinger’s wife.

Since the beginning of the second quarter of 2006 the three executive directors of the Company have been paid or had fees accrued of $10,000 (or in one case 10,000 Euros) each per month to themselves or to their consulting companies in lieu of salary as compensation for their time until contracts are negotiated. In July 2006 Michael Murphy was engaged as COO and the three executive directors plus the COO have together been paid or had accrued a total of $142,021 for the three months to March 31, 2007.

NOTE I — ACQUISITION OF ATLAS TECHNOLOGY GROUP

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

The acquisition of AtlasTG was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management’s evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, AtlasTG became a wholly owned subsidiary of Tribeworks, Inc. The results of AtlasTG operations, commencing with the date of acquisition, January 20, 2006, are included in the accompanying December 31, 2006 financial statements.

The purchase price was allocated as follows:
Cash	$93,273
VAT receivable	22,596
Deposits/Prepaids	4,924
Equipment	225,030
IT Technology	835,192
$1,181,015

NOTE J — ACQUISITION OF BLIVE

On January 19, 2007, the Company entered into an Asset and Stock Purchase Agreement (the “BLive Agreement”) with BLive, Forte Finance Limited, a Maltese limited liability company (“Forte”) and Petroleum Corporation of Canada Limited, an Alberta corporation (“Petroleum Corp.”), pursuant to which the Company purchased substantially all of the assets of BLive in exchange for 1,000,000 fully paid shares of Common Stock in the Company. This agreement was closed on January 26, 2007.

Additionally, in consideration of the payment by Petroleum Corp. of $100,010, the Company agreed to issue to Petroleum Corp. 100,000 fully paid shares of the Company’s Common Stock and a warrant to purchase 300,000 shares of Common Stock of the Company at $1.25 per share exercisable for a period of two years. The shares issued in connection with this transaction have been issued to Petroleum Corp., as a creditor of BLive. In addition, 150,000 shares of Common Stock have been issued to Forte as an M&A fee for the transaction (“Advisory Shares”). The shares issued in connection with this transaction are “restricted securities” (as defined in the Securities Act of 1933, as amended, (the “Act”). In connection with the BLive Agreement, the Company also entered into an escrow agreement with the following parties with the following terms: (a) an Escrow Agreement between Petroleum Corp. and the Company, whereby 300,000 shares of Common Stock will be held in escrow until the receipt of certain Canadian tax refunds owed to InfoBuild (refunds since received); and (b) an Escrow Indemnification Agreement between Forte and the Company, whereby the 150,000 shares of Common Stock issued to Forte will be held in escrow until the expiration of a twelve month indemnity period that was signed pursuant to an agreement with Forte, dated January 19, 2007.

As part of the BLive Agreement, the Company has also acquired a forty-nine percent ownership interest in BLive’s Canadian affiliate, InfoBuild Networks (Canada) Inc. InfoBuild Networks (Canada) Inc has subsequently been renamed BLive Networks Inc., and the business is now trading through this entity. The Company has also entered into an option agreement to purchase the remaining 51% of InfoBuild which can be exercised at any time over the next twelve months at the option of the Company.
The purchase price was allocated as follows:
Cash	$414
Accounts Receivable, net (since collected)	150,520
Computer equipment	57,204
Customer list and Trademarks	555,312
IT Technology	505,121
1,268,571
Less Creditors	(6,448)
$1,262,123

NOTE K — SUBSEQUENT EVENTS

None.

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

RISK FACTORS

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the Securities and Exchange Commission, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the timely development and opening of new stores, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law. You should refer to and carefully review the information in future documents we file with the SEC.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experienced a net operating loss of $613,092 for the first quarter of 2007, compared to a net operating loss of $263,963 for the first quarter of 2006.

2006 was a transitional year for us with the acquisition of AtlasTG on January 20, 2006 and the sale of our previous business, operated from within TDC, on September 14, 2006. With the sale of TDC the results of TDC for the first quarter of 2006 have been treated as discontinued operations in the first quarter 2006 financial statements and as a result the net operating loss of $30,107 incurred by TDC in the first quarter of 2006 have not been included in the comparative operating loss of $263,963 above. The results of operations from TDC will be included in comparative figures stated below and comment will be made about the impact of the now discontinued revenues and expenses of TDC where appropriate.

On January 26, 2007 the Company acquired all of the assets (but not the liabilities) and 700 customers of BLive Networks, Inc., for a consideration of 1,150,000 shares of common stock of the Company (“Common Stock”). Additionally, in consideration of the payment by Petroleum Corp. of Canada of $100,010, the Company issued to Petroleum Corp 100,000 fully paid shares of the Company’s Common Stock and a warrant to purchase 300,000 shares of Common Stock of the Company at $1.25 per share exercisable for a period of two years (see Note J for further detail of this acquisition). Included with these assets was a Canadian company called InfoBuild Networks (Canada) Inc and the assets acquired have been injected into this company and the name of it has been changed to BLive Networks Inc (“BLive”) and the business has continued to trade through this company. The assets acquired have been consolidated into these financial statements and the results of BLive from January 26, 2007 have been included after making adjustments for certain pre-acquisition and post-acquisition events.

Revenues

Total revenues were $105,813 for the three months ended March 31, 2007. There are no relevant comparative revenues for the three months ended March 31, 2006 (“Q1 2006”).

The revenue of $105,813 can be split into two categories; a) revenue from consulting services and placing consultant’s with third parties of $72,553, and b) sales support services software through our BLive operations of $33,260 for the two months following the acquisition of BLive. The consulting services are being provided to potential customers from our Redmond office and the provision of consultants is through a joint venture with Breard LLC where we are operating a staff augmentation consulting service for potential support customers as a first step in developing a relationship with these potential customers.

While the revenue in the first quarter came from the provision of consulting services and from our new BLive operation, we believe that revenue in 2007 will come primarily from our first IT support customers that we began providing services to in March 2007. We completed the onboarding to our first customer, Mobile Content Networks, Inc. (“MCN”), in Palo Alto, California in March 2007. MCN provides real-time mobile search solutions to 3GSM mobile telephone networks such as D2 of Japan and Total Access Communications Plc (“DTAC”) of Thailand. At the end of 2006, D2 Communications, the largest mobile advertising agency in the world, released its FM Radio Search service to DoCoMo handset users providing listeners of FM radio with one click access to ringtones, music downloads, CDs and DVDs through MCN’s MobileSearch.net platform. MCN is currently working with over twenty partners in ten countries who are developing solutions based on its platform.

We are also in discussions with a major international IT company to provide our application support services will hopefully of enter into a preliminary agreement with this company by the end of the second quarter.

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

We expect to receive revenue from an agreement we recently entered into with Viewpath.com (“Viewpath”). The agreement calls for us to provide 24x7 support to Viewpath's customers and to monitor its highly sophisticated .NET application.

With the acquisition of the business of BLive in January 2007, we acquired 700 customers and an established annual revenue base of approximately $250,000. We are planning to integrate the BLive business and proprietary support tools to strengthen our remote technical support and sales, both externally, and for our internal corporate Helpdesk support departments. BLive targets users within the worldwide Helpdesk support market, which diversifies our revenue base.

Cost of Sales

Our cost of sales for the first quarter of 2007 was $83,712, which includes an allocation of salary costs related to the consulting work performed and support services provided, as well as the salaries and engagement fees for the consultants provided.

Operating Expenses

During 2006, we developed our new software tools for onboarding and monitoring of our customer’s software applications. Part of these costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and the balance has been treated as an operating expense. In the first quarter of 2007 a net $59,769 was capitalized (Q1 2006 - $155,907) and $235,377 expensed (Q1 2006 - $137,455). With our software now going into production with real-time customers the amount being capitalized in future periods will substantially reduce and in future periods more or our costs will be directed at our support functions rather than development functions.

In the first quarter of 2007 the depreciation and amortization was $22,522 compared to $0 for the first quarter of 2006. Once we move into full support phase in the coming months, the amortization of the capitalized software over three years will begin and this will also become a significant expense in future periods, which will offset the increase in revenue from our application support operations.

Sales and marketing expenses for the quarter ended March 31, 2007 were $66,315 compared to $12,695 for the quarter ended March 31, 2006. Sales and marketing expense consists primarily of compensation and benefits, plus advertising expenses which are primarily the costs incurred in the design, development, and printing of our literature and marketing materials. We expense all advertising expenditures as incurred. Sales and marketing expenses will continue to grow as we move into the growth stage and as we continue to expand our market presence in 2007.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services such as legal and audit, as well as overhead. General and administrative expenses were $310,979 for the quarter ended March 31, 2007 compared to $113,813 for the quarter ended March 31, 2006. The difference between the two periods is attributed to $68,877 being reclassified as part of discontinued operations during the quarter ended March 31, 2006; an increase in administrative costs associated with an increasing number of executives; additional costs that are attributed to and increase in employees and rental expenses associated with our additional operating location we added in Redmond, Washington in the middle of 2006. In addition, three members of the executive team worked without compensation in the first quarter of 2006. It is expected that general and administrative costs will be maintained at the present quarterly level during the remainder of 2007.

Interest Expense

Interest expense was $11,293 for the quarter ended March 31, 2007, compared to net interest income of $1,145 for the quarter ended March 31, 2006. The interest increase can primarily be attributed to a Note Payable from a shareholder in the amount of $120,000 and other loans in the amount of $200,000 we received during the first quarter of 2007.

Provision for Income Taxes

Income taxes for the quarter ended March 31, 2007 were $17 (being withholding taxes deducted from interest income). We had no tax provision for the quarter ended March 31, 2006, due to the availability of net operating loss carryforwards.

Net Income (Loss)

The net operating loss for the quarter ended March 31, 2007 was $613,092 compared to a net operating loss of $263,963 for the quarter ended March 31, 2006, which increases to $294,160 when the loss of $30,197 from the TDC discontinued operations in the first quarter of 2006 is added back.

When our net loss of $613,092 is added to our net interest expense of $11,249, taxes of $17 and foreign exchange translation losses of $158,449, due to the substantial fall in the US dollar versus the Euro (as a large proportion of our costs are incurred in Malta, where the currency is pegged to the Euro) our comprehensive loss for the quarter ended March 31, 2007 is $728,807 compared to a comprehensive loss of $293,105 for the quarter ended March 31, 2006.

We do not expect to be profitable during 2007, but we expect our level of losses to reduce as we gain new application support customers and increase our revenue throughout the year. In addition, the inability to obtain sufficient funds from operations and external sources will have a material adverse effect on our business, results of operations, and financial condition.

Liquidity and Capital Resources

At March 31, 2007, we had cash of $214,766 compared to $154,764 at March 31, 2006 and $130,991 at December 31, 2006.

During the first quarter of 2007 we raised $300,000 of new equity (100,000 shares were issued as part of the BLive transaction for cash and $200,000 of subscription monies were still to be issued as new shares at March 31, 2007). We also received loans from shareholders of $200,000 and collected approximately $150,000 of accounts receivables that were due to BLive at the time of acquisition. During the quarter ended March 31, 2006, we raised $335,000 of new equity capital and received $3,000 from the exercise of outstanding stock options.

During the year ended December 31, 2006 we raised $2,439,753 through the sale of new equity securities (before costs) to finance the development of our new service offerings. Sales of equity have historically been our primary source of funding. We will need to continue to successfully raise additional capital through the sale of our equity securities throughout 2007 to finish the development phase of our software, hire and train staff and successfully bring in new customers to achieve our revenue targets.

We are currently in negotiations with a party to raise a substantial amount of funding and a term sheet has been signed and we are now negotiating the substantive funding documents, but there is no guarantee that this transaction will be completed.

There is no assurance that we will be able to obtain sufficient amounts of additional capital or that such additional capital will be made available on commercially reasonable terms.

Related Party Transactions

As of March 31, 2007, we have not entered into any contractual arrangements with related parties other than as shown in Note H of the consolidated financial statements above and a short term advance from a director. There is not any other currently proposed transaction, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% stockholder or any member of the immediate family of any of the foregoing persons have or will have a direct or indirect material interest.

Recently Issued Financial Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, that as of March 31, 2007 our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act, and include controls and procedures designed to ensure that information required to be disclosed by us in such periodic filings is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Since December 31, 2006, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2007 the Company issued 1,150,000 fully paid shares of Common Stock in the Company in exchange for the assets, IT Technology, Customer list and Trademarks of BLive Networks Inc. Additionally, in consideration of the payment by Petroleum Corp. of Canada of $100,010, the Company issued to Petroleum Corp. 100,000 fully paid shares of the Company’s Common Stock and a warrant to purchase 300,000 shares of Common Stock of the Company at $1.25 per share exercisable for a period of two years. The shares issued in connection with this transaction have been issued to Petroleum Corp., as a creditor of BLive. In addition, 150,000 shares of these shares of Common Stock have been issued to Forte as an M&A fee for the transaction (“Advisory Shares”). The shares issued in connection with this transaction are “restricted securities” (as defined in the Securities Act of 1933, as amended, (the “Act”). In connection with the BLive Agreement, Tribeworks also entered into an escrow agreement with the following parties with the following terms: (a) an Escrow Agreement between Petroleum Corp. and the Company, whereby 300,000 shares of Common Stock are held in escrow until the receipt of certain Canadian tax refunds owed as part of the assets purchased (refunds since received).

This offering was exempt from registration pursuant to Rule 506 promulgated under the Securities Act. Each of Petroleum Corp. and Forte represented to the Registrant, in writing that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Act. The proceeds from this transaction are being used for general working capital purposes.

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

10.2
Registration Rights Agreement, dated January 19, 2007, between Petroleum Corporation of Canada Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

10.3
Forte Agreement, dated January 19, 2007, between Forte Finance Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. *Previously Filed

* Previously filed

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBEWORKS, INC.,
a Delaware corporation

Date: May 21, 2007	By:	/s/ Peter B Jacobson
Peter B Jacobson
Chief Executive Officer

Date: May 21, 2007	By:	/s/ B. S. P. Marra
B. S. P. Marra
Chief Financial Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.1
Asset and Stock Purchase Agreement, dated January 19, 2007, between BLive Networks, Inc., Forte Finance Limited, Petroleum Corporation of Canada Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

10.2
Registration Rights Agreement, dated January 19, 2007, between Petroleum Corporation of Canada Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

10.3
Forte Agreement, dated January 19, 2007, between Forte Finance Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act. *Previously Filed

* Previously filed