Form 10QSB
period 2007-06-30
Atlas Technology Group, Inc.
filed 2007-08-15
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

ATLAS TECHNOLOGY GROUP, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	94-3370795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2001 152nd AVENUE NE REDMOND, WASHINGTON 98052
(Address of Principal Executive Offices)

(425) 458-2360
(Issuer’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report) TRIBEWORKS, INC.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the close of business on August 10, 2007, there were 33,821,805 shares outstanding of the issuer’s common stock, par value $0.0004 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ATLAS TECHNOLOGY GROUP, INC.
(Formerly Tribeworks, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2007

Exhibits

Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO Pursuant to Section 906
Certification of CFO Pursuant to Section 906

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS TECHNOLOGY GROUP, INC.
(Formerly Tribeworks, Inc.)
CONSOLIDATED BALANCE SHEET
JUNE 30, 2007

ASSETS	June 30, 2007 (unaudited)	December 31, 2006
Current Assets
Cash	$581,470	$130,991
Cash Escrow Deposit	1,500,000	—
Accounts receivable	83,868	10,229
VAT receivable	24,356	40,705
Prepaid expenses	42,136	23,731
Total Current Assets	2,231,830	205,656

Other Assets
Equipment and furniture, net	259,059	209,854
Software development, net	597,457	421,727
IT Technology, net	1,298,220	835,192
Customer list and Trademarks, net	509,269	—
Total Other Assets	2,664,005	1,466,773

Total Assets	$4,895,835	$1,672,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$664,252	$552,971
Accrued expenses	380,152	150,999
Income taxes payable	2,391	5,440
Loans payable, related parties	65,119	70,582
Loan payable	120,000	120,000
Total Current Liabilities	1,231,914	899,992

Term Liabilities
Term Loan (net of unamortized discount of $2,429,775)	70,225	—

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock: $.0004 par value, 200,000,000 shares authorized, 30,571,805 (2006 - 25,081,805) shares issued and outstanding respectively	12,230	10,024
Additional paid-in capital	12,079,873	6,272,168
Accumulated (deficit)	(8,353,117)	(5,510,539)
Other comprehensive income (loss)	(145,290)	784
Total Stockholders’ Equity	3,593,696	772,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,895,835	$1,672,429

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS TECHNOLOGY GROUP, INC.
(Formerly Tribeworks, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30,		Three Months Ended June 30,
	2007	2006	2007	2006

REVENUES	$281,716	$—	$175,903	$—

COST OF SALES	193,691	—	109,980	—

GROSS PROFIT	88,025	—	65,923	—

OPERATING EXPENSES
IT software development and support	642,336	374,096	406,959	270,117
Sales and marketing	131,931	44,524	65,616	32,292
Depreciation and amortization	134,478	—	111,956	—
General and administrative	577,856	376,371	266,877	227,297
	1,486,601	794,991	851,408	529,706

INCOME (LOSS) FROM OPERATIONS	(1,398,576)	(794,991)	(785,485)	(529,706)

Interest income	2,066	2,288	2,022	—
Interest Expense	(30,862)	(756)	(19,569)	(179)
Other financing charges	(1,415,181)	—	(1,415,181)	—
	(1,443,977)	1,532	(1,432,728)	(179)

INCOME (LOSS) BEFORE INCOME TAXES	(2,842,553)	(793,459)	(2,218,213)	(529,885)

INCOME TAXES	(25)	(25)	(8)	(25)
NET INCOME (LOSS) AFTER TAXES from continuing operations	(2,842,578)	(793,484)	(2,218,221)	(529,910)
Loss from discontinued operations	—	(42,752)	—	(12,555)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange translation gains (losses)	(146,074)	—	12,375	$(756)
COMPREHENSIVE INCOME (LOSS)	$(2,988,652)	$(836,236)	$(2,205,846)	$(543,221)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations	$(0.11)	$(0.03)	$(0.08)	$(0.02)
Discontinued Operations	$—	$(0.00)	$—	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	27,175,972	22,329,420	27,886,805	22,329,420

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS TECHNOLOGY GROUP, INC.
(Formerly Tribeworks, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(2,842,578)	(793,484)
Net (Loss) after taxes from discontinued operations	—	(42,752)
	(2,842,578)	(836,236)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	134,478	—
Equity issued for financing expense	1,415,181	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(73,639)	—
(Increase) decrease in VAT receivable	16,349	—
(Increase) decrease in prepaid expenses	(18,405)	18,767
Increase (decrease) in accounts payable	111,281	160,715
Increase (decrease) in accrued expenses	229,153	145,681
Increase (decrease) in taxes payable	(3,149)	—
Total adjustments	1,811,249	325,163
Net cash provided (used) by operating activities	(1,031,329)	(511,073)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of assets	414	—
Purchase of equipment	(20,723)	(122,607)
Software development costs	(193,676)	(220,850)
Net cash provided (used) by investing activities	(213,985)	(343,465)

CASH FLOWS FROM FINANCING ACTIVITIES
Term loan	2,500,000	—
Restricted Cash	(1,500,000)
Reduction in short term loans	(5,463)	(10,572)
Increase in Notes Payable, net	—	14,825
Net proceeds from issue of shares and application monies received	768,750	1,672,535
Net cash provided (used) by financing activities	1,763,287	1,676,788

NET INCREASE (DECREASE) IN CASH	2,017,973	822,250
Gain (Loss) on foreign exchange	(67,494)	58,425
CASH, BEGINNING OF PERIOD	130,991	177,799

CASH, END OF PERIOD	$581,470	$1,058,474

SUPPLEMENTAL CASH FLOW INFORMATION:

	June 30, 2007	June 30, 2006
Interest paid	$4,990	$389
Income taxes paid	$3,049	$1,201
NON-CASH TRANSACTIONS:
Acquisition of IT Technology	$505,121	$835,192
Acquisition of customer list and trademarks	$555,312	$—

The accompanying notes are an integral part of these consolidated financial statements.

ATLAS TECHNOLOGY GROUP, INC.
(Formerly Tribeworks, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE A — PRINCIPLES OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements of Atlas Technology Group, Inc. (formerly Tribeworks, Inc.) (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2007, and its results of operations for the six months ended June 30, 2007 and 2006, and the operations and cash flows for the six months ended June 30, 2007 have been made. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Following the acquisition of Atlas Technology Group Holdings Ltd. (see Note B below) the services performed by the Companyfollowing this acquisition have been considered our new operating business. The services previously offered by the Company that were transferred into the Tribeworks Development Corporation (“TDC”) and later sold on September 14, 2006 have been treated as discontinued operations. As the acquisition of Atlas Technology Group Holdings Ltd. took place on January 20, 2006 all of the 2006 comparative figures relate to the parent company, previously called Tribeworks, Inc. and the new Atlas Technology Group Holdings Ltd. line of business are hereinafter collectively described as “AtlasTG”.

On January 26, 2007 the Company acquired all of the assets (but not the liabilities) including its IT technology, trademarks and 700 customers of BLive Networks Inc., (“BLive”) in exchange for the issuance of 1,150,000 shares of restricted common stock of the Company (the “Common Stock”). 150,000 of these shares of Common Stock were for an M&A Advisory Fee. Additionally, in consideration of the payment by Petroleum Corp. of Canada Inc. (“Petroleum Corp.”) of $100,010, the Company agreed to issue to Petroleum Corp. 100,000 fully paid shares of Common Stock and a warrant to purchase 300,000 shares of Common Stock exercisable for a period of two years at a srike price of  $1.25 per share. Included in the assets was 49% of a Canadian company called InfoBuild Networks (Canada) Inc., and subsequent to the initial acquisition an option to purchase the remaining 51% of InfoBuild Networks (Canada) Inc was exercised. The assets acquired have been transferred into InfoBuild Networks (Canada) Inc. and the name of it has been changed to BLive Networks Inc. The assets acquired have been consolidated into these financial statements along with the results of BLive from January 26, 2007.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses in both calendar years 2006 and 2005 and had a working capital deficiency of $694,336 and $365,431 for 2006 and 2005, respectively. The Company has reported a further operating loss of $1,398,576 for the first half of 2007 and an operating loss of $785,485 for the second quarter ended June 30, 2007, compared to a loss of $613,091 for the first quarter of 2007 for the continuing business.

In June 2007 the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with West Coast Opportunity Fund, LLC, a Delaware limited liability company (“WCOF”). Pursuant to the terms of the Securities Purchase Agreement, a subsidiary of the Company, issued to WCOF two senior secured non-convertible promissory notes totalling $5,000,000 with $4,000,000 being placed in escrow with Wells Fargo Bank, N.A. until the Company or any of its subsidiaries enters into contracts with certain entities.  $1,500,000 will be released from escrow upon the Company entering into contracts with certain entities totalling $1,000,000 in annual, non-contingent future revenues prior to 5:00 p.m. on December 31, 2007. An additional $2,500,000 will be released from escrow upon the Company entering into contracts with certain entities totalling $5,000,000 in annual, non-contingent revenues prior to 5:00 P.M. on December 31, 2007.  The first promissory note for $2,500,000 was made on June 15, 2007, with $1,500,000 placed in escrow and the second promissory note was made on July 11, 2007, and all of these funds were placed in escrow. This is further explained in Note D.

As a result of the transaction with WCOF, which had both a loan and equity component, and other equity placements explained in Notes D and F, the Company had an equity surplus of $3,593,696 at June 30, 2007, which is an increase from December 31, 2006, when the equity surplus was $772,437 and the equity surplus of $1,524,621 held at March 31, 2007. Having entered into the Securities Purchase Agreement with WCOF and provided the conditions of the escrow can be met, the Company should have sufficient funding for the next twelve months to complete the development of its suite of software tools and market these to sufficient customers to achieve the Company’s revenue targets.

The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheets is dependent upon continued operation of the Company, which is in turn dependent upon the Company’s ability to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - NATURE OF BUSINESS

The Company acquired Atlas Technology Group Holdings Ltd, a Malta Corporation, that was established in September 2004 to provide external Information Technology (“IT”) application support services for organizations with large IT functions, as a wholly owned subsidiary on January 20, 2006. At the annual general meeting of the Company on July 12, 2007, the name of the Company was changed from Tribeworks, Inc. to Atlas Technology Group, Inc.

Our old line of services provided through our Tribeworks Development Corporation (“TDC”) subsidiary during 2006 was sold to its former management on September 14, 2006.

Our initial support centers are based in Malta and Wellington, New Zealand, with technical support from a small staff in Redmond, Washington, creating “follow-the-sun” 24 hour coverage. As business grows, additional locations will be added to increase capacity, as needed. State of the art VoIP, call tracking and monitoring technology provide each employee with leverage needed to maximize support delivery to the fullest possible extent.

The Company continues to test and harden its new software tools and is now beginning to implement its plan of selling software support services, and is pursuing sales in the western US, the European Union (“EU”), specifically the United Kingdom and Italy. The Company now has support contracts with two customers in the US. The Company will continue to target customers in Italy, the UK and the west coast of the US before it later expands its sales efforts worldwide. The Company is initially marketing to four targeted groups of potential clients:

1)	Directly to initial pilot customers, who will serve as final beta test opportunities for the Company’s systems, software monitoring and incident management systems;

2)	Agent companies, who are strategic partners and will represent the Company in specific regions in defining strategic reseller and onboarding partners;

3)	Onboarding partners who have the internal capabilities to select and technically audit, harden, stress-test, and document complex software systems; and

4)
Reseller channel partners who will be the backbone of the Company’s sales strategy. With existing large customer bases of large and complex software systems, resellers will be provided the advanced AtlasTG tools and systems to monitor and support highly complex software systems on an ongoing basis.

On January 26, 2007 the Company acquired all of the assets and 700 customers of BLive, further expanding the Company’s capability of delivering high quality outsourced support into the annual IT Support market. Prior to our acquisition of BLive, BLive developed and operated interactive support tools for companies providing IT support worldwide. Utilizing proprietary technology, BLive’s systems are used by companies for remote technical support and sales, both externally, and for internal corporate ‘Helpdesk’ support departments. This technology enables service providers to deliver faster response times and a personal connection with users and is complimentary to the tools developed by the Company and is generating revenue.

NOTE C — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries, TDC (sold September 14, 2006), and since the first quarter of 2006, Atlas Technology Group Holdings Limited (formerly TakeCareofIT Holdings Limited), a Malta corporation; TakeCareofIT Limited, a Malta corporation; Atlas Technology Group (NZ) Limited, a New Zealand corporation; Atlas Technology Group (US), Inc., a Delaware corporation; and Atlas Technology Group Consulting Inc., a Delaware corporation. Following the acquisition of Atlas Technology Group Holdings Ltd. the consolidated income statement has included the income and expenses of both the old TDC business and the newly acquired business. As the acquisition of AtlasTG business was January 20, 2006, the 2006 comparative figures include the AtlasTG business, while the business and assets of TDC have been treated as discontinued operations.

On January 26, 2007 the Company acquired all of the assets (but not the liabilities), (including IT Technology, trademarks and 700 customers of BLive Networks Inc.) in exchange for 1,150,000 shares of Common Stock of the Company. Included in these assets was 49% of a Canadian company called InfoBuild Networks (Canada) Inc., and subsequent to the initial acquisition an option to purchase the remaining 51% of InfoBuild Networks (Canada) Inc was exercised. The assets acquired have been injected into this company and the name of it has been changed to BLive Networks Inc. and the business has continued to trade through this company and this business is referred to hereafter as “BLive”. The assets acquired have been consolidated into these financial statements and the results of BLive from January 26, 2007.

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

Foreign Currency Translation

The Company reports in United States Dollars (“USD”) but through its subsidiaries does business in the USA, Malta, and New Zealand. BLive does business both in US and Canadian dollars, but primarily in USD. The Company seeks to borrow in USD to match with the reporting currency, but business units outside of the US receive some revenue and incur expenses and credit in foreign currencies. Transactions denominated in foreign currencies are translated at the rates of exchange ruling on the dates of the transactions. Monetary assets and liabilities expressed in foreign currencies are translated at the rates of exchange prevailing at the end-of-period exchange rates and the translation differences are reported as other comprehensive income.

Net Earnings (Loss) Per Share of Common Stock

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

As a result of the adoption of SFAS 86, $193,677 of development costs have been capitalized for the first six months ended June 30, 2007 (as compared to $220,858 for the six months ended June 30, 2006). These capitalized costs will be amortized over three years from the date on which the software goes into full commercialization. Not all of the development costs for the period meet the requirements of SFAS 86, and those costs which do not meet the criteria to be capitalized have been expensed in the period as part of IT software development and support.

IT Technology

As part of the acquisition of Atlas Technology Group Holdings Ltd, the Company acquired various software that had been developed at the date of acquisition. This software was valued at $835,192 and treated as IT Technology and will be amortized over three years from the date on which the new software support business goes into full commercialization. In addition with the acquisition of BLive, the Company acquired IT Technology valued at $505,121. As BLive had already commercialized their IT technology and is generating revenue, the IT Technology acquired from BLive will be amortized over the next three years.

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

The Company’s intangible assets are summarized as follows:

	June 30, 2007	Dec 31, 2006
Software Development	648,618	454,942
IT Technology Acquired	1,340,313	835,192
Customer List and Trademarks	555,312	—
Less: Accumulated Depreciation	(139,297)	(33,215)
	$2,404,946	$1,256,919

Stock-Based Awards

Previously the Company had accounted for stock based awards to employees under its “Equity Incentive Plan” as compensatory in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The Company also issues stock-based awards for services performed by consultants and other non-employees and accounts for them in accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. The Company has adopted SFAS No 123(R).

The Company did not grant any options to purchase shares of the Company’s Common Stock during the six months ended June 30, 2007, or during the same period in 2006.

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

During 2006, the Note was renegotiated with the lender agreeing to take 100,000 shares of Common Stock of the Company at $1.00 per share plus a warrant to purchase 50,000 shares of Common Stock of the Company exercisable for two years at a price of $1.25 per new share as part repayment with the balance plus accrued interest being converted into a new note issued for $120,000 repayable on March 30, 2007. This repayment date has subsequently been extended to September 30, 2007 in exchange for the issuance of 25,000 fully paid shares of Common Stock of the Company and a warrant exercisable for two years to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. As a result of these issuances of shares and warrants, a financing charge of $35,275 was accrued and half of this was expensed in the three months ended June 30, 2007 and the other half will be expensed in the three months ending September 30, 2007.

The loans repayable of $65,119 comprise advances from stockholders and related parties and have no fixed repayment dates, but are considered to be of a short-term nature.

An advance of $150,000 was made to the Company by an existing stockholder on March 29, 2007, and two further advances of $225,000 and $250,000 were made during the three months ended June 30, 2007. These advances initially incurred a 5% arrangement fee and were evidenced by promissory notes totalling $656,250. The holder of these promissory notes converted $500,000 of the debt into 650,000 shares of Common Stock and a warrant exercisable for three years to purchase 650,000 shares of Common Stock of the Company at an exercise price of $1.30 per share. As a result of these transactions the Company took expense financing charges totalling $314,917. The remaining $156,250 of debt was repaid in cash.

On June 15, 2007, Atlas Technology Group (US), Inc., a Delaware corporation (“Atlas US”), and a wholly -owned subsidiary of the Company, entered into a Securities Purchase Agreement with WCOF. Pursuant to the terms of the Securities Purchase Agreement, Atlas US agreed to issue and sell to WCOF two senior secured non-convertible promissory notes in the initial amount of $2,500,000 (the “Initial Note”) which was issued on June 15, 2007 and a second promissory note in the amount of $2,500,000 (the “Second Note” and together with the Initial Note, the “Promissory Notes”), which was subsequently issued on July 11, 2007.

Interest on the Promissory Notes will be calculated at an annual rate of 5% and is due and payable bi-annually. The Promissory Notes must be paid in full by November 30, 2008.

In connection with the issuance of the Initial Promissory Note, pursuant to the Securities Purchase Agreement, the Company issued WCOF a warrant to purchase 3,250,000 shares of Common Stock of the Company and upon the issuance of the Second Promissory Note, the Company issued WCOF an additional warrant for the purchase of 3,250,000 shares of Common Stock of the Company. These warrants are exercisable for a period of five years at a price of $2.60 per share. The Company is also permitted to force the exercise of these warrants if the Common Stock of the Company closes at a price above $10.00 per share for 20 out of 30 days, certain trading volume requirements are satisfied and the resale of the Common Stock underlying these warrants have been registered with the U.S. Securities and Exchange Commission (the “SEC”) and such registration statement has been declared effective.

NOTE D — LOANS, ADVANCES AND NOTE PAYABLE (Continued)

In connection with the issuance of the Promissory Notes, the Company and all of its subsidiaries other than Atlas US signed a Guaranty Agreement (the “Guaranty”) that provides WCOF with a guarantee to repay the Promissory Notes on behalf of Atlas US if Atlas US fails to repay the Promissory Notes. In addition to the Guaranty, the Company and all of its subsidiaries provided WCOF a first lien security interest in all of each entity’s assets pursuant to the terms of a Pledge and Security Agreement (the “Security Agreement”).

Of the $2,500,000 paid by WCOF for the Initial Note on June 15, 2007, Atlas US received $1,000,000 less certain fees and expenses and $1,500,000 was placed into escrow pursuant to the terms of an escrow agreement (the “Escrow Agreement”) between Atlas US, WCOF and Wells Fargo Bank, N.A. Pursuant to the terms of the Escrow Agreement, the amount of $1,500,000 will not be released from escrow, unless Atlas US, the Company or any of its subsidiaries enters into contracts with certain customer entities, totalling $1,000,000 in annual, non-contingent future revenues prior to 5:00 p.m. on December 31, 2007.  In addition, the entire proceeds of the Second Note were also placed into the escrow account and will not be released from escrow, unless Atlas US, the Company or any of its subsidiaries enters into contracts with certain customer entities, totalling $5,000,000 in non-contingent future revenues prior to 5:00 p.m. on December 31, 2007.

In the event that Atlas US, the Company or any of its subsidiaries has not entered into the contracts described above, the amounts in the escrow account will be returned to WCOF and will be applied to the repayment of the Promissory Notes.

Subject to certain grace periods, the Promissory Notes provide the following events of default (among others):

• འ
Failure of Atlas US to enter into contracts with certain entities, totalling $1,000,000 in annual, non-contingent future revenues to any of Atlas US, the Company or any of its subsidiaries prior to 5:00 p.m. Redmond, Washington time on December 31, 2007;

• འ	Failure of Atlas US to pay principal and interest when due;

• འ	Any form of bankruptcy or insolvency proceeding is instituted by or against Atlas US, the Company or any of its subsidiaries that is not withdrawn within 90 days;

• འ	A breach by the Company or Atlas US of any material representation or warranty made in the Securities Purchase Agreement;

• འ	An uncured breach by the Company or Atlas US of any material covenant, term or condition in the Securities Purchase Agreement or the Promissory Notes; and

• འ	Any event of default set forth in the Security Agreement.

Subject to certain grace periods, the Security Agreement provide the following events of default (among others):

• འ	Any event of default set forth in the Promissory Notes;

• འ	A breach by Atlas US, the Company or any of its subsidiaries of any material representation or warranty made in the Security Agreement; and

• འ	Failure of Atlas US, the Company or any of its subsidiaries to observe or perform any of its obligations under the Security Agreement.

NOTE D — LOANS, ADVANCES AND NOTE PAYABLE (Continued)

Upon the occurrence of an event of default, the payment of the principal amounts under the Promissory Notes may be accelerated and the interest rate applicable to the principal amounts is increased to 7.5% per annum during the period the default exists.

As further consideration for the making of the Initial Note, the Company issued and sold 3,250,000 shares of Common Stock of the Company to WCOF, for a purchase price of $1,000 pursuant to the terms of the Securities Purchase Agreement. Upon the issuance of the Second Note, the Company issued and sold an additional 3,250,000 shares of Common Stock to WCOF for a purchase price of $1,000.

As a result of the issuance of these shares of Common Stock and warrants associated with the Initial Note the Company and Atlas US incurred and expensed financing charges of $854,375 for the three months ended June 30, 2007 and also booked as discount on debt of $2,429,775 which will be amortized over the remaining tem of the loan to the repayment date of November 30, 2008 and the net effect is shown in the Consolidated Balance Sheet at June 30, 2007. The corresponding credit was booked to additional paid -in capital and is included in the Stockholder’s equity in the balance sheet.

Members of the Company’s management team and certain of its stockholders executed a lock-up agreement with WCOF that prohibits them from selling any of their holdings of Common Stock until ninety (90) days following the repayment of the Promissory Notes.

The Company paid its placement agent, Equity Source Partners, LLC (“ESP”), an NASD member investment firmcash commissions of approximately $80,000 on the closing date for the Initial Note and issued 5 year warrants to purchase 30,769 shares of common stock of the Company on equal terms to the warrants issued to WCOF. Atlas US also agreed to pay the legal fees of counsel to WCOF $15,000. ESP will receive further commissions equal to 8% of any funds released from escrow. The Company also has agreed to reimburse ESP for its reasonable expenses incurred in connection with the WCOF financing transaction. As a result, the Company incurred financing charges of $120,612 which were expensed during the three months ended June 30, 2007.

NOTE E — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, loans payable and income taxes payable for which the Company believes that the fair value approximates their carrying amounts.

NOTE F — COMMON STOCK AND WARRANT ISSUANCES

During the quarter ended June 30, 2007, the Company issued:

a)
200,000 shares of Common Stock at a price of $1.00 per share. This was in exchange for $200,000 of subscription monies held by us as of March 31, 2007. In addition we issued a warrant exercisable for a period of two years to purchase 200,000 shares of Common Stock at an exercise price of $1.25 per share in connection with this placement of 200,000 shares of Common Stock. These warrants expire on February 28, 2009.

b)
3,250,000 shares of Common Stock and a warrant exercisable for five years to purchase 3,250,000 shares of Common Stock at an exercise price of $2.60 per share were issued to WCOF as part of the Securities Purchase Agreement. These warrants expire on June 15, 2012. This transaction is described in more detail on our Current Report on Form 8-K filed on June 19, 2007.

c)
650,000 shares of Common Stock and a warrant exercisable for three years to purchase 650,000 shares of Common Stock at an exercise price of $1.30 per share were issued in exchange for the repayment of $500,000 of debt. These warrants expire on June 26, 2010.

d)	140,000 shares of Common Stock were issued in exchange for a debt owing with regard to previously incurred consulting fees.

e)
A warrant exercisable for two years to purchase 131,250 shares of Common Stock at an exercise price of $1.00 per share as consideration for certain loans made by an existing stockholder. These warrants expire on three dates between March 29, 2009 and May 29, 2009.

The fair value for warrants was estimated at the issuance date based upon using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 5% , expected volatility of 45%, expected option life of 2-5 years and dividend yield of $0.00

As of June 30, 2007 the total number of shares of Common Stock issued and outstanding was 30,571,805.

The Company also entered into a registration rights agreement with WCOF (the “Registration Rights Agreement”) requiring the Company to register the resale of the shares of Common Stock and the resale of the shares underlying the warrants (the “Registrable Securities”) issued to WCOF under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Registration Rights Agreement, the Company must file a registration statement to register the Registrable Securities with the SEC within ninety (90) days of June 15, 2007. In addition, the registration statement must be declared effective by the Securities and Exchange Commission no later than one hundred-fifty (150) days after June 15, 2007. In the event that the registration statement is not filed within ninety (90) days of June 15, 2007 or the effectiveness of the registration statement is not maintained, the Company is obligated to pay to WCOF certain payments described in the Registration Rights Agreement.

NOTE G — DEFERRED COMPENSATION ARRANGEMENT, DISPUTE WITH FORMER EMPLOYEE AND SALE OF TDC

Effective July 1, 2004, the Company entered into one-year compensation arrangements with two of its then executive officers. The arrangements provide for annualized salaries of $120,000 and $110,000 for the Company’s Chief Executive Officer and Chief Financial Officer, respectively. As part of the arrangement, any of this compensation accrued but not paid can be converted, at the option of the applicable executive officer, into shares of Common Stock of the Company at any time through June 30, 2007. The conversion rate is equal to the accrued amount divided by the average closing bid of the Company’s Common Stock for the 20 trading days previous to the election date. The Company will hold any issued shares in escrow for one year following the date of conversion. Termination of employment during the one-year period causes the issued stock to be forfeited and returned to the Company and, as such, the outstanding salary underlying the forfeited stock is no longer owed. At June 30, 2006, the Company had recorded accrued but unpaid salary related to this arrangement of $142,795. On March 29, 2005, the accrued salary under this arrangement, along with all of the Company’s material assets and other material liabilities, excluding liabilities totalling approximately $136,000, were assigned to TDC, a wholly owned subsidiary of Tribeworks, in March 2005.

On April 12, 2006, Robert Davidorf, a former director and officer of the Company, and on that date a director and officer of TDC, resigned. In his letter of resignation, Mr. Davidorf made certain claims for payment of approximately $130,000 in accrued salaries (including $95,388 relating to the above deferred compensation arrangement) and expenses allegedly owed to him. This matter was settled without payment of any extra compensation as part of the sale of the Company’s wholly owned subsidiary, TDC, which was completed on September 14, 2006 by way of a sale to 541368 LLC, a California limited liability company, purchasing 100% of the stock of TDC for an aggregate consideration of $100 and the settlement of certain disputes between the Company and certain members of the management of 541368 LLC, who formerly served as the management of the Company and TDC. In addition, the Company agreed to make a one-time cash payment of $44,500 to TDC in full satisfaction of the Company’s obligations under an existing Support Agreement dated as of August 1, 2005 between the Company and TDC, and the Support Agreement was terminated pursuant to the sale agreement. The sale agreement also contained customary representations, warranties, covenants and mutual indemnity provisions.

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

The Company’s financial results of prior periods have been reclassified to reflect the discontinued operations of TDC. Condensed results of discontinued segments are as follows:

	June 30, 2006	December 31, 2005
Net Sales	$122,370	$401,614
Net Income (Loss)	$(42,752))	$(12,555)

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

NOTE H — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 20, 2006 the Company acquired Atlas Technology Group Holdings Ltd. and its subsidiaries, which had over the previous 18 months been developing its new software system for providing external IT application support services for organizations with large IT functions. This work is being carried out by both employees of the Company and specialist consultants engaged to prepare modules of this new system. Some of these consultants are engaged through WebConsult Inc., a registered Microsoft vendor, and they continue to carry out such work on normal commercial terms. Robert Altinger a director of the Company was formerly a consultant to WebConsult Inc. Robert Altinger’s wife is an officer of WebConsult Inc.

Since the beginning of the second quarter of 2006 the three executive directors of the Company have been paid or had fees accrued of $10,000 (or in one case 10,000 Euros) each per month to themselves or to their consulting companies in lieu of salary as compensation for their time until contracts are negotiated. In July 2006, Michael Murphy was engaged as COO and the three executive directors plus the COO have together been paid or had accrued a total of $285,000 for the six months to June 30, 2007.

NOTE I — ACQUISITION OF ATLAS TECHNOLOGY GROUP

On January 20, 2006, the Company acquired 100 percent of the issued capital of TakeCareofIT Holdings Limited (now renamed Atlas Technology Group Holdings Limited), a Malta corporation, and its subsidiaries, who have been collectively doing business as Atlas Technology Group for $37,235 in cash and assumed $1,143,780 of current liabilities (of which $1,073,744 plus interest was due to Tribeworks). Atlas Technology Group Holdings Limited was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions. See Note B above.

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management’s evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, Atlas Technology Group Holdings Limited became a wholly owned subsidiary of Tribeworks, Inc. The results of the Atlas operations, commencing with the date of acquisition, January 20, 2006, are included in the accompanying December 31, 2006 financial statements.

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

Additionally, in consideration of the payment by Petroleum Corp. of $100,010, the Company agreed to issue to Petroleum Corp. 100,000 fully paid shares of the Company’s Common Stock and a warrant to purchase 300,000 shares of Common Stock of the Company at $1.25 per share exercisable for a period of two years. The shares issued in connection with this transaction have been issued to Petroleum Corp., as a creditor of BLive. In addition, 150,000 shares of Common Stock have been issued to Forte as an M&A fee for the transaction (“Advisory Shares”). The shares issued in connection with this transaction are “restricted securities” (as defined in the Securities Act of 1933, as amended, (the “Act”)). In connection with the BLive Agreement, the Company also entered into an escrow agreement with the following parties with the following terms: (a) an Escrow Agreement between Petroleum Corp. and the Company, whereby 300,000 shares of Common Stock will be held in escrow until the receipt of certain Canadian tax refunds owed to InfoBuild (refunds since received); and (b) an Escrow Indemnification Agreement between Forte and the Company, whereby the 150,000 shares of Common Stock issued to Forte will be held in escrow until the expiration of a twelve month indemnity period that was signed pursuant to an agreement with Forte, dated January 19, 2007.

As part of the BLive Agreement, the Company has also acquired a 49% ownership interest in BLive’s Canadian affiliate, InfoBuild Networks (Canada) Inc. InfoBuild Networks (Canada) Inc has subsequently been renamed BLive Networks Inc., and the business is now trading through this entity. The Company subsequently exercised an option agreement to purchase the remaining 51%.

The offering of these unregistered securities were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. Each of these investors represented to us, in writing, that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The proceeds from these sales of unregistered securities are being used for general working capital purposes.

The purchase price was allocated as follows:

Cash	$414
Accounts Receivable, net (since collected)	150,520
Computer equipment	57,204
Customer list and Trademarks	555,312
IT Technology	505,121
1,268,571
Less Creditors	(6,448)
$1,262,123

NOTE K — SUBSEQUENT EVENTS

On July 11, 2007 the Company issued a second promissory note to WCOF in the amount of $2,500,000 and placed the funds into escrow and also issued a further 3,250,000 shares of Common Stock of the Company and a warrant exercisable for five years to purchase 3,250,000 shares of Common Stock of the Company at an exercise price of $2.60 as more fully described above in Note D.

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

The Private Securities Litigation Reform Act of 1995 provides a “safe harbour” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information. Forward-looking information may be included in this Quarterly Report or may be incorporated by reference from other documents we have filed with the Securities and Exchange Commission (the “SEC”). You can identify these forward-looking statements by the use of words like “may,” “will,” “could,” “should,” “project,” “believe,” “anticipate,” “expect,” “plan,” “estimate,” “forecast,” “potential,” “intend,” “continue” and variations of these words or comparable words. Forward-looking statements do not guarantee future performance, and because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. These risks and uncertainties include, without limitation, those detailed from time to time in our filings with the SEC.

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

For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include, without limitation:

o	Whether or not our products are accepted by the marketplace and the pace of any such acceptance;

o	Our ability to continue to grow our Tools and Enterprise businesses;

o	Improvements in the technologies of our competitors;

o	Changing economic conditions; and

o	Other factors, some of which will be outside of our control.

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

RISK FACTORS

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the SEC, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law. You should refer to and carefully review the information in future documents we file with the SEC.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experienced a net operating loss (EBIT) of $785,485 for the quarter ended June 30, 2007 compared to a net operating loss of $529,706 for the same quarter in 2006. This brings us to a net operating loss (EBIT) of $1,398,576 for the six months ended June 30, 2007 compared to a net operating loss of $794,991 for the first six months of 2006.

2006 was a transitional year for us with the acquisition of AtlasTG on January 20, 2006 and the sale of our previous business, operated from within TDC, on September 14, 2006. With the sale of TDC the results of TDC for the first half of 2006 have been treated as discontinued operations in the first half 2006 financial statements and as a result the net operating loss of $42,752 incurred by TDC in the first half of 2006 have not been included in the comparative operating loss of $794,991 above. The results of operations from TDC will be included in comparative figures stated below and comment will be made about the impact of the now discontinued revenues and expenses of TDC where appropriate.

On January 26, 2007 the Company acquired all of the assets (but not the liabilities) and 700 customers of BLive Networks, Inc., for a consideration of 1,150,000 shares of common stock of the Company (“Common Stock”). Additionally, in consideration of the payment by Petroleum Corp. of Canada of $100,010, the Company issued to Petroleum Corp 100,000 fully paid shares of the Company’s Common Stock and a warrant to purchase 300,000 shares of Common Stock of the Company at $1.25 per share exercisable for a period of two years (see Note J for further detail of this acquisition). Included with these assets was a Canadian company called InfoBuild Networks (Canada) Inc. and the assets acquired have been injected into this company and the name of it has been changed to BLive Networks Inc. (“BLive”) and the business has continued to trade through this company. The assets acquired have been consolidated into these financial statements and the results of BLive from January 26, 2007 have been included after making adjustments for certain pre-acquisition and post-acquisition events.

At the annual general meeting of the Company on July 12, 2007, the name of the Company was changed from Tribeworks, Inc. to Atlas Technology Group, Inc. and as of August 16, 2007, the Company’s Common Stock now trades under the ticker symbol ATYG.OB with the new CUSIP number of 049432 107 and new ISIN number of US0494321070.

Revenues

Total revenues were $281,716 for the first six months ended June 30, 2007, split as to $175,903 for the three months ended June 30, 2007 and $105,813 for the three months ended March 31, 2007. There are no relevant comparative revenues for the six months ended June 30, 2007.

The revenue of $281,716 can be split into three categories: a) revenue from consulting services and placing consultants with third parties of $143,553; b) sales support services software through our BLive operations of $59,924 for the five months following the acquisition of BLive; and c) $78,239 of onboarding and support sales, which is the first revenue generated by our new mainstream business. The consulting services are being provided to potential software support customers from our Redmond office and the provision of consultants is through a joint venture with Breard LLC where we are operating a staff augmentation consulting service for potential support customers as a first step in developing a relationship with these potential customers.

While the revenue in the first quarter came from the provision of consulting services and from our new BLive operation, the bulk of the increase in our revenue for the second quarter came primarily from our first IT support customers that we began providing services to in March 2007. We completed the onboarding to our first customer, Mobile Content Networks, Inc. (“MCN”), in Palo Alto, California in March 2007. MCN provides real-time mobile search solutions to 3GSM mobile telephone networks such as D2 of Japan and Total Access Communications Plc (“DTAC”) of Thailand. At the end of 2006, D2 Communications, the largest mobile advertising agency in the world, released its FM Radio Search service to DoCoMo handset users providing listeners of FM radio with one click access to ringtones, music downloads, CDs and DVDs through MCN’s MobileSearch.net platform. MCN is currently working with over twenty partners in ten countries who are developing solutions based on its platform.

We are currently onboarding our second IT application support customer, Viewpath.com (“Viewpath”) and we expected to start generating revenue from this customer before the end of the third quarter. We have entered into an agreement with Viewpath that calls for us to provide 24x7 support to Viewpath's customers and to monitor its highly sophisticated .NET application.

We are also in discussions with a major international IT company to provide our application support services and will hopefully enter into a preliminary agreement with this company by the end of the third quarter.

We anticipate that revenue from our new IT support services will increase during the year as new customers are recruited and onboarded by our newly appointed sales and onboarding partners. To date, we have appointed Universal Information Technology Group, Ltd (“UniTech”) and PA Consulting from the UK and the Italian IT consulting company Bizmatica Sistemi s.r.l., as onboarding partners for our software services and IT support. We are currently negotiating with another party in Europe and are close to finalizing an agreement with a large international consulting firm to also become our onboarding partner in the United States.

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

Cost of Sales

Our cost of sales for the first half of 2007 was $193,691 compared to $83,711 in the first three months to March 31, 2007. This includes an allocation of salary costs related to the consulting work performed and BLive support services provided, as well as the salaries and engagement fees for the consultants provided and the share of income for our joint venture partner. The salary costs for our mainstream support services are included under operating expenses with the IT software development and support line. . There are no comparable cost of sales for 2006 as AtlasTG was still developing its software tools and BLive was acquired in January 2007.

Operating Expenses

During the 2006 year, we developed our new software tools for onboarding and monitoring of our customer’s software applications. Part of these costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and the balance has been treated as an operating expense. In the first half of 2007, $193,676 was capitalized (compared to $407,572 in the first half of 2006) with $642,377 of IT development and support costs being expensed compared to $374,096 in the first half of 2006. In the second quarter of 2007 a net $406,959 was expensed compared to $270,117 in the second quarter of 2006. With our software now going into production with real-time customers the amount being capitalized in future periods will substantially reduce and in future periods more or our costs will be directed at our support functions rather than development functions. Also during 2007 and more particularly in the second quarter of 2007 as the value of the US dollar has fallen against both the Euro and the New Zealand dollar, the cost of our operations in both Malta and New Zealand have increased in US dollar terms even though the local costs have not increased substantially.

Sales and marketing expenses for the six months ended June 30, 2007 were $131,931 (which is in line with the level of expenditure in the first quarter of 2007) compared to $44,524 for the six months ended June 30, 2006. Sales and marketing expenses for the quarter ended June 30, 2007 were $65,616 compared to $32,292 for the quarter ended June 30, 2006. Sales and marketing expense consists primarily of compensation and benefits for our sales and marketing team, plus advertising expenses which are primarily the costs incurred in the design, development, and printing of our literature and marketing materials. We expense all advertising expenditures as incurred. Sales and marketing expenses will continue to grow as we move into the growth stage and as we continue to expand our market presence in 2007.

Depreciation and amortization expense increased substantially in the second quarter ended June 30, 2007 to $111,956 with $88,137 being amortized off the IT technology and customer lists that we purchased as part of the BLive assets, which are being amortized over the next three years. When this is deducted the remaining depreciation charge for the six months ended June 30, 2007 at $23,819 is in line with the depreciation charge of $22,522 incurred in the first quarter of 2007. There are no relevant comparables for 2006 as the business and software were in the development phase. As we move into the full support phase in the coming months, the amortization of the capitalized software over three years will begin and this will also become a significant expense in future periods, which will offset the increase in revenue from our application support operations.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services such as legal and audit, as well as overhead. General and administrative expenses were $577,856 for the six months ended June 30, 2007 compared to $376,371 for the six months ended June 30, 2006. General and administrative expenses were $376,371 for the quarter ended June 30, 2007 compared to $227,297 for the quarter ended June 30, 2006. The differences between the two years is attributed to an increase in administrative costs associated with an increasing number of executives; additional costs that are attributed to and increase in employees and rental expenses associated with our additional operating location we added in Redmond, Washington in the middle of 2006. In addition, three members of the executive team worked without compensation in the first quarter of 2006. It is expected that general and administrative costs will be maintained at the present level during the remainder of 2007.

Interest Income, Expense and other financing charges

Interest expense was $30,862 for the six months ended June 30, 2007 and $19,569 for the quarter ended June 30, 2007. For the six months ended June 30, 2006 interest was a net income of $2,288. The increase in the second quarter of 2007 is attributable to the accrual of interest on the $2,500,000 borrowed from West Coast Opportunity Fund (“WCOF”) as detailed in Note D to the financial statements above. Interest expense will be an increasing cost for the remainder of 2007 as interest expense is accrued and paid on the full facility of $5 million at an interest rate of 5%. Some of this expense will be offset by interest income on the escrow deposit which accounted for the bulk of the interest income in the period.

Following the issuance to WCOF of 3,250,000 shares of Common Stock in the form of “yield enhancement shares” and a warrant exercisable for five years to purchase 3,250,000 shares of Common Stock at an exercise price of $2.60 per share (see Notes D and F to the financial statements above) and other associated transactions, we have been required to carry out a series of Black-Scholes valuations to fair value the various securities that have been issued and then to account for them as additional paid in capital that has then been either expensed as the $1,415,181 of other financing charges in the quarter ended June 30, 2007, or accounted for as prepaid financing charges of $2,429,775. These prepaid financing charges will be then be amortized over the 17 months to the repayment date of the debt on November 30, 2008.

The offering of these unregistered securities were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. WCOF represented to us, in writing, that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The proceeds from these sales of unregistered securities are being used for general working capital purposes.

Provision for Income Taxes

Income taxes for the six months ended June 30, 2007 were $25 (being withholding taxes deducted from interest income) which is the same as in the six months ended June 30, 2006.

Net Income (Loss)

We experienced a net operating loss (EBIT) of $1,398,576 for the six months ended June 30, 2007 compared to a net operating loss of $794,991 for the first six months of 2006. The net loss for the quarter ended June 30, 2007 was $785,485 compared with a net loss of $529,706 for the quarter ended June 30, 2006. When our net loss of $1,398,576 is added to our net interest and other financing charges of $1,443,977, taxes of $25 and foreign exchange translation losses of $146,074, our comprehensive loss for the six months ended June 30, 2007 is $2,988,652 compared to a comprehensive loss of $836,236 for the six months ended June 30, 2006. The comprehensive net loss for the quarter ended June 30, 2007 was $2,205,846 compared with a comprehensive loss of $543,221 for the quarter ended June 30, 2006. We do not expect to be profitable during 2007, but we expect our level of operating losses to reduce as we gain new application support customers and increase our revenue throughout the year.

Liquidity and Capital Resources

At June 30, 2007 we had total cash resources of $581,470 compared to $214,766 at March 31, 2007 and $130,991 at December 31, 2006. At June 30, 2007, the Company also had $1,500,000 of restricted cash in a restricted escrow account at Wells Fargo N.A..

During the second quarter we arranged a further $475,000 of short-term loans from a stockholder in the early part of the quarter, which were subsequently converted to equity following the completion of the closing of the first tranche of the Securities Purchase Agreement with WCOF. The WCOF facility yielded us a medium term loan in the amount of $2,500,000 which is repayable on November 30, 2008. $1,500,000 of this loan was placed into an escrow account with Wells Fargo Bank, N.A. Pursuant to the terms of the Escrow Agreement, the amount of $1,500,000 will not be released from escrow, unless one of our subsidiaries enters into contracts with certain customer entities, totalling $1,000,000 in annual, non-contingent future revenues prior to 5:00 p.m. on December 31, 2007. This arrangement is further detailed in Note D to the financial statements above.

Related Party Transactions

As of June 30, 2007, we have not entered into any contractual arrangements with related parties other than as shown in Note H of the consolidated financial statements above and a short term advance from a stockholder who is a director. There are no other currently proposed transactions, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% stockholder or any member of the immediate family of any of the foregoing persons have or will have a direct or indirect material interest.

Recently Issued Financial Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, that as of June 30, 2007 our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act, and include controls and procedures designed to ensure that information required to be disclosed by us in such periodic filings is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Since March 31, 2007, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007 the Company issued:

a)
200,000 shares of Common Stock at a price of $1.00 per share. This was in exchange for $200,000 of subscription monies held by us as of March 31, 2007. In addition we issued a warrant exercisable for a period of two years to purchase 200,000 shares of Common Stock at an exercise price of $1.25 per share in connection with this placement of 200,000 shares of Common Stock. These warrants expire on February 28, 2009.

b)
3,250,000 shares of Common Stock and a warrant exercisable for five years to purchase 3,250,000 shares of Common Stock at an exercise price of $2.60 per share were issued to WCOF as part of the Securities Purchase Agreement, dated June 15, 2007, between the Company, all of ts subsidiaries and WCOF. These warrants expire on June 15, 2012. This transaction is described in more detail on our Current Report on Form 8-K filed on June 19, 2007.

c)
650,000 shares of Common Stock and a warrant exercisable for three years to purchase 650,000 shares of Common Stock at an exercise price of $1.30 per share were issued in exchange for the repayment of $500,000 of debt. These warrants expire on June 26, 2010.

d)	140,000 shares of Common Stock were issued in exchange for a debt owing with regard to previously incurred consulting fees.

e)
A warrant exercisable for two years to purchase 131,250 shares of Common Stock at an exercise price of $1.00 per share as consideration for certain loans made by an existing stockholder. These warrants expire on three dates between March 29, 2009 and May 29, 2009.

The offering of these unregistered securities were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. Each of these investors represented to us, in writing that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The proceeds from these sales of unregistered securities are being used for general working capital purposes.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The following table summarizes the votes at the Annual Meeting of our stockholders held on July 12, 2007:

Matter	For	Against	Withheld	Abstain	Non-Vote
Election of Directors:
Robert Altinger.	18,132,829	—	—	—	—
Andrew Berger	18,132,829	—	—	—	—
W. Gordon Blankstein	18,132,829	—	—	—	—
Robert C. Gardner	18,132,829	—	—	—	—
Peter B. Jacobson	18,132,829	—	—	—	—
B.S.P. Marra	18,132,829	—	—	—	—
Ratification of the appointment of Williams & Webster, P.S. as Independent Auditors for the Company for 2007	18,132,829	—	—	—	—
Amendment of the Company’s Certificate of Incorporation for Purposes of Changing the Name of the Company to Atlas Technology Group, Inc.	18,132,829	—	—	—	—

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) The following exhibits are included in this report or incorporated by reference into this report:

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.1
Securities Purchase Agreement, dated June 15, 2007 by and among Tribeworks, Inc., all of its subsidiaries and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.2
Form of Senior Secured Non-Convertible Promissory Note, dated June 15, 2007, issued by Atlas Technology Group (US), Inc. to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.3
Pledge and Security Agreement, dated June 15, 2007, by and among Tribeworks, Inc., all of its subsidiaries and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.4
Secured Guaranty, dated June 15, 2007, by and among Tribeworks, Inc. all of its subsidiaries except Atlas Technology Group (US), Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.5
Escrow Agreement, dated June 15, 2007, by and among Atlas Technology Group (US), Inc., West Coast Opportunity Fund, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.6
Registration Rights Agreement, dated June 15, 2007, between Tribeworks, Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.7
Form of Warrant, dated June 15, 2007, to purchase 3,250,000 shares of Common Stock of Tribeworks, Inc. issued to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.8
Form of Lock-Up Agreement, dated June 15, 2007, between West Coast Opportunity Fund, LLC and certain stockholders of Tribeworks, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

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

TRIBEWORKS, INC.,
a Delaware corporation

Date: August 15, 2007	By:	/s/ Peter B Jacobson
Peter B Jacobson
Chief Executive Officer

Date: August 15, 2007	By:	/s/ B. S. P. Marra
B. S. P. Marra
Chief Financial Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.1
Securities Purchase Agreement, dated June 15, 2007 by and among Tribeworks, Inc., all of its subsidiaries and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.2
Form of Senior Secured Non-Convertible Promissory Note, dated June 15, 2007, issued by Atlas Technology Group (US), Inc. to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.3
Pledge and Security Agreement, dated June 15, 2007, by and among Tribeworks, Inc., all of its subsidiaries and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.4
Secured Guaranty, dated June 15, 2007, by and among Tribeworks, Inc. all of its subsidiaries except Atlas Technology Group (US), Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.5
Escrow Agreement, dated June 15, 2007, by and among Atlas Technology Group (US), Inc., West Coast Opportunity Fund, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.6
Registration Rights Agreement, dated June 15, 2007, between Tribeworks, Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.7
Form of Warrant, dated June 15, 2007, to purchase 3,250,000 shares of Common Stock of Tribeworks, Inc. issued to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.8
Form of Lock-Up Agreement, dated June 15, 2007, between West Coast Opportunity Fund, LLC and certain stockholders of Tribeworks, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* Previously filed