Form 10QSB
period 2007-09-30
Atlas Technology Group, Inc.
filed 2007-11-19
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the close of business on November 16, 2007, there were 33,856,805 shares outstanding of the issuer’s common stock, par value $0.0004 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ATLAS TECHNOLOGY GROUP, INC.
(Formerly Tribeworks, Inc.)
FORM 10-QSB FOR THE QUARTER ENDED SEPTEMBER 30, 2007

Exhibits

Certification of CEO Pursuant to Rule 13a-14(a)

Certification of CFO Pursuant to Rule 13a-14(a)

Certification of CEO Pursuant to Section 906

Certification of CFO Pursuant to Section 906

 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ATLAS TECHNOLOGY GROUP, INC.
(Formerly Tribeworks, Inc.)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current Assets
Cash	$163,375	$130,991
Cash Escrow Deposit	4,028,265	—
Accounts receivable	65,436	10,229
VAT receivable	21,100	40,705
Prepaid expenses	39,343	23,731
Total Current Assets	4,317,519	205,656

Other Assets
Equipment and furniture, net	233,144	209,854
Software development, net	688,132	421,727
IT Technology, net	1,256,126	835,192
Customer list and Trademarks, net	463,229	—
Total Other Assets	2,640,631	1,466,773

Total Assets	$6,958,150	$1,672,429

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$912,321	$552,971
Accrued expenses	396,079	150,999
Income taxes payable	2,391	5,440
Loans payable, related parties	121,869	70,582
Loan payable	129,000	120,000
Total Current Liabilities	1,561,660	899,992

Term Liabilities
Term Loan (net of unamortized discount of $4,115,168)	884,832	—

Commitments and Contingencies	—	—

Stockholders’ Equity
Common stock: $.0004 par value, 200,000,000 shares authorized, at September 30, 2007- 33,856,805 (and at December 31, 2006 - 25,081,805) shares issued and outstanding respectively	13,534	10,024
Additional paid-in capital	16,144,644	6,272,168
Accumulated (deficit)	(11,398,773)	(5,510,539)
Other comprehensive income (loss)	(247,747)	784
Total Stockholders’ Equity	4,511,658	772,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,958,150	$1,672,429

The accompanying notes are an integral part of these consolidated interim financial statements.

ATLAS TECHNOLOGY GROUP, INC.
(Formerly Tribeworks, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Nine Months Ended September 30,		Three Months Ended September 30,
	2007	2006	2007	2006

REVENUES	$409,584	$24,734	$127,868	$24,734

COST OF SALES	269,091	—	75,400	—

GROSS PROFIT	140,493	24,734	52,468	24,734

OPERATING EXPENSES
IT software development and support	1,021,404	656,130	379,068	282,034
Sales and marketing	204,840	80,009	72,909	35,485
Depreciation and amortization	261,400	—	126,922	—
General and administrative	885,168	654,662	307,312	278,291
	2,372,812	1,390,801	886,211	595,810

INCOME (LOSS) FROM OPERATIONS	(2,232,319)	(1,366,067)	(833,743)	(571,076)

Interest income	28,094	7,439	26,028	6,318
Interest expense	(84,219)	—	(53,357)	(411)
Other financing charges and amortization	(3,599,486)	—	(2,184,305)	—
	(3,655,611)	7,439	(2,211,634)	5,907

INCOME (LOSS) BEFORE INCOME TAXES	(5,887,930)	(1,358,628)	(3,045,377)	(565,169)

INCOME TAXES	(304)	(1,902)	(279)	(1,877)
NET INCOME (LOSS) AFTER TAXES from continuing operations	(5,888,234)	(1,360,530)	(3,045,656)	(567,046)
Gain from discontinued operations	—	192,685	—	192,685)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange translation gains (losses)	(248,531)	—	(102,457)	$—
COMPREHENSIVE INCOME (LOSS)	$(6,136,765)	$(1,167,845)	$(3,148,113)	$(374,361)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations	$(0.21)	$(0.06)	$(0.09)	$(0.03)
Discontinued Operations	$—	$0.01	$—	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	29,401,805	22,329,420	33,853,472	22,329,420

The accompanying notes are an integral part of these consolidated interim financial statements.

ATLAS TECHNOLOGY GROUP, INC.
(Formerly Tribeworks, Inc.)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(5,888,234)	(1,360,628)
Net gain after taxes from discontinued operations	—	284,032)
	(5,888,234)	(1,076,596)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Depreciation and amortization	261,400	—
Equity issued for financing expense	3,599,486	—
Changes in assets and liabilities
(Increase) decrease in accounts receivable	(55,207)	25,812
(Increase) decrease in VAT receivable	19,605	—
(Increase) decrease in prepaid expenses	(15,612)	(6,859)
Increase (decrease) in accounts payable	359,350	(410,780)
Increase (decrease) in accrued expenses	245,080	—
Increase (decrease) in taxes payable	(3,049)	(5,539)
Total adjustments	4,411,053	(397,366)
Net cash provided (used) by operating activities	(1,477,181)	(1,473,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of assets	414	—
Purchase of equipment	(24,723)	(89,067)
Software development costs	(329,222)	(312,581)
Net cash provided (used) by investing activities	(353,531)	(401,648)

CASH FLOWS FROM FINANCING ACTIVITIES
Term loans	5,000,000	—
Restricted cash	(4,028,265)	—
Short term loans	51,287	181,233
Increase in note payable, net	9,000	—
Net proceeds from issue of shares and application monies received	1,012,000	1,715,985
Net cash provided (used) by financing activities	2,044,022	1,897,218

NET INCREASE (DECREASE) IN CASH	213,310	21,608
Gain (Loss) on foreign exchange	(180,926)	92,281
CASH, BEGINNING OF PERIOD	130,991	177,799

CASH, END OF PERIOD	$163,375	$291,688

SUPPLEMENTAL CASH FLOW INFORMATION:

	Sept. 30, 2007	Sept. 30, 2006
Interest paid	$11,749	$3,898
Income taxes paid	$3,299	$—
NON-CASH TRANSACTIONS:
Acquisition of IT Technology	$505,121	$835,192
Acquisition of customer list and trademarks	$555,312	$—

The accompanying notes are an integral part of these consolidated interim financial statements.

ATLAS TECHNOLOGY GROUP, INC.
(Formerly Tribeworks, Inc.)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE A — PRINCIPLES OF PRESENTATION AND GOING CONCERN

The accompanying unaudited financial statements of Atlas Technology Group, Inc. (formerly Tribeworks, Inc.) (the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position at September 30, 2007, and its results of operations for the three and nine months ended September 30, 2007 and 2006, and the operations and cash flows for the nine months ended September 30, 2007 have been made. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006.

Following the acquisition of Atlas Technology Group Holdings Ltd. (see Note B below), the services performed by the Company have been considered our new operating business. The services previously offered by the Company that were transferred into the Tribeworks Development Corporation (“TDC”) and later sold on September 14, 2006 have been treated as discontinued operations. As the acquisition of Atlas Technology Group Holdings Ltd. took place on January 20, 2006 all of the 2006 comparative figures relate to the parent company, previously called Tribeworks, Inc. and the new Atlas Technology Group Holdings Ltd. line of business are hereinafter collectively described as “AtlasTG”.

On January 26, 2007 the Company acquired all of the assets (but not the liabilities) including its IT technology, trademarks and 700 customers of BLive Networks Inc., (“BLive”) in exchange for the issuance of 1,150,000 shares of restricted common stock of the Company (the “Common Stock”). 150,000 of these shares of Common Stock were for an M&A Advisory Fee. Additionally, in consideration of the payment by Petroleum Corp. of Canada Inc. (“Petroleum Corp.”) of $100,010, the Company agreed to issue to Petroleum Corp. 100,000 fully paid shares of Common Stock and a warrant to purchase 300,000 shares of Common Stock exercisable for a period of two years at a strike price of $1.25 per share. Included in the assets acquired from BLive Networks Inc was 49% of a Canadian company called InfoBuild Networks (Canada) Inc., and subsequent to the initial acquisition an option to purchase the remaining 51% of InfoBuild Networks (Canada) Inc was exercised. The assets acquired have been transferred into InfoBuild Networks (Canada) Inc. and the name of InfoBuild Networks (Canada) Inc it has been changed to BLive Networks Inc. The assets acquired have been consolidated into these financial statements along with the results of BLive from January 26, 2007.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses in both calendar years 2006 and 2005 and had a working capital deficiency of $694,336 and $365,431 for year’s ended December 31, 2006 and 2005, respectively. The Company has reported a further operating loss of $2,232,319 for the first nine months of 2007 and an operating loss of $833,743 for the third quarter ended September 30, 2007, compared to losses of $613,091 and $785,485 for the first and second quarters of 2007 for the continuing business.

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

In June 2007 the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with West Coast Opportunity Fund, LLC, a Delaware limited liability company (“WCOF”). Pursuant to the terms of the Securities Purchase Agreement, a subsidiary of the Company, issued to WCOF two senior secured non-convertible promissory notes totalling $5,000,000 with $4,000,000 being placed in escrow with Wells Fargo Bank, N.A. until the Company or any of its subsidiaries enters into contracts with certain entities.  $1,500,000 will be released from escrow upon the Company entering into contracts with certain entities totalling $1,000,000 in annual, non-contingent future revenues prior to 5:00 p.m. on December 31, 2007. An additional $2,500,000 will be released from escrow upon the Company entering into contracts with certain entities totalling $5,000,000 in annual, non-contingent revenues prior to 5:00 P.M. on December 31, 2007.  The first promissory note for $2,500,000 was made on June 15, 2007, with $1,500,000 placed in escrow and the second promissory note for $2,500,000 was made on July 11, 2007, and all of these funds were placed in escrow. This is further explained in Note D.

As a result of the transaction with WCOF, which had both a loan and equity component, and other equity placements explained in Notes D and F, the Company had an equity surplus of $4,511,658 at September 30, 2007, which is an increase from December 31, 2006, when the equity surplus was $772,437 and the equity surplus of $3,594,696 held at June 30, 2007. Having entered into the Securities Purchase Agreement with WCOF and provided the conditions of the escrow can be met, the Company should have sufficient funding for the next twelve months to complete the development of its suite of software tools and market these to sufficient customers to achieve the Company’s revenue targets.

NOTE B - NATURE OF BUSINESS

The Company acquired Atlas Technology Group Holdings Ltd, a Malta Corporation that was established in September 2004, to provide external Information Technology (“IT”) application support services for organizations with large IT functions, as a wholly owned subsidiary on January 20, 2006. At the annual general meeting of the Company on July 12, 2007, the name of the Company was changed from Tribeworks, Inc. to Atlas Technology Group, Inc.

Our old line of services provided through our TDC subsidiary during 2006 was sold to its former management on September 14, 2006.

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

The Company continues to test and harden its new software tools and is now beginning to implement its plan of selling software support services, and is pursuing sales in the western US, the European Union (“EU”), specifically the United Kingdom and Italy. The Company now has support contracts with four customers in the US. The Company will continue to target customers in Italy, the UK and the west coast of the US before it later expands its sales efforts worldwide. The Company is initially marketing to four targeted groups of potential clients:

1)	Directly to initial pilot customers, who will serve as final beta test opportunities for the Company’s systems, software monitoring and incident management systems;

2)	Agent companies, who are strategic partners and will represent the Company in specific regions in defining strategic reseller and onboarding partners;

3)	Onboarding partners who have the internal capabilities to select and technically audit, harden, stress-test and document complex software systems; and

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

On January 26, 2007 the Company acquired all of the assets (but not the liabilities), (including IT Technology, trademarks and 700 customers of BLive Networks Inc.) in exchange for 1,150,000 shares of Common Stock of the Company. Included in these assets purchased from BLive Networks Inc was 49% of a Canadian company called InfoBuild Networks (Canada) Inc., and subsequent to the initial acquisition an option to purchase the remaining 51% of InfoBuild Networks (Canada) Inc was exercised. The assets acquired have been injected into this company and the name of it has been changed to BLive Networks Inc. and the business has continued to trade through this company and this business is referred to as “BLive”. The assets acquired have been consolidated into these financial statements and the results of BLive from January 26, 2007.

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

As a result of the adoption of SFAS 86, $293,222 of development costs have been capitalized for the first nine months ended September 30, 2007 (as compared to $312,581 for the nine months ended September 30, 2006). These capitalized costs will be amortized over three years from the date on which the software goes into full commercialization. Not all of the development costs for the period meet the requirements of SFAS 86, and those costs which do not meet the criteria to be capitalized have been expensed in the period as part of IT software development and support as shown in the Consolidated Statement of Operations and Comprehensive Loss.

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

The Company’s intangible assets are summarized as follows:

	September 30, 2007	December 31, 2006
Software Development	748,164	454,942
IT Technology Acquired	1,340,313	835,192
Customer List and Trademarks	555,312	—
Less: Accumulated Amortization	(236,302)	(33,215)
	$2,407,487	$1,256,919

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

The Company did not grant any options to purchase shares of the Company’s Common Stock during the three months ended September 30, 2007, or during the same period in 2006.

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

During 2006, the Note was renegotiated with the lender agreeing to take 100,000 shares of Common Stock of the Company at $1.00 per share plus a warrant to purchase 50,000 shares of Common Stock of the Company exercisable for two years at a price of $1.25 per new share as part repayment with the balance plus accrued interest then owing, with the balance being converted into a new note issued for $120,000 repayable on March 30, 2007. This repayment date has subsequently been extended to September 30, 2007 in exchange for the issuance of 25,000 fully paid shares of Common Stock of the Company and a warrant exercisable for two years to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.00 per share. As a result of these issuances of shares and warrants, a financing charge of $35,275 was accrued and half of this was expensed in the three months ended June 30, 2007 and the other half will be expensed in the three months ending September 30, 2007. This Note was further extended at September 30, 2007 as a term of the previous renegotiation with the accrual of $9,000 of penalty interest (increasing the total amount outstanding at September 30, 2007 to $129,000) and interest will continue to accrue at 10% per annum until the Note is repaid from the funds released from the WCOF Escrow.

The loans repayable of $121,869 comprise advances from stockholders and related parties and have no fixed repayment dates, but are considered to be of a short-term nature.

An advance of $150,000 was made to the Company by an existing stockholder on March 29, 2007, and two further advances of $225,000 and $250,000 were made during the three months ended June 30, 2007. These advances initially incurred a 5% arrangement fee and were evidenced by promissory notes totalling $656,250. The holder of these promissory notes converted $500,000 of the debt into 650,000 shares of Common Stock and a warrant exercisable for three years to purchase 650,000 shares of Common Stock of the Company at an exercise price of $1.30 per share. As a result of these transactions the Company took expense financing charges totalling $314,917 in the June quarter. The remaining $156,250 of debt was repaid in cash.

On June 15, 2007, Atlas Technology Group (US), Inc., a Delaware corporation (“Atlas US”), and a wholly -owned subsidiary of the Company, entered into a Securities Purchase Agreement with WCOF. Pursuant to the terms of the Securities Purchase Agreement, Atlas US agreed to issue and sell to WCOF two senior secured non-convertible promissory notes in the initial amount of $2,500,000 (the “Initial Note”) which was issued on June 15, 2007 and a second promissory note in the amount of $2,500,000 (the “Second Note” and together with the Initial Note, the “Promissory Notes”), which was issued on July 11, 2007.

Interest on the Promissory Notes will be calculated at an annual rate of 5% and is due and payable bi-annually. The Promissory Notes must be repaid in full by November 30, 2008.

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

NOTE D — LOANS, ADVANCES AND NOTE PAYABLE (Continued)

In connection with the issuance of the Promissory Notes, the Company and all of its subsidiaries (other than Atlas US) signed a Guaranty Agreement (the “Guaranty”) that provides WCOF with a guarantee to repay the Promissory Notes on behalf of Atlas US if Atlas US fails to repay the Promissory Notes. In addition to the Guaranty, the Company and all of its subsidiaries provided WCOF a first lien security interest in all of each entity’s assets pursuant to the terms of a Pledge and Security Agreement (the “Security Agreement”).

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

•	Failure of Atlas US to pay principal and interest when due;

•	Any form of bankruptcy or insolvency proceeding is instituted by or against Atlas US, the Company or any of its subsidiaries that is not withdrawn within 90 days;

•	A breach by the Company or Atlas US of any material representation or warranty made in the Securities Purchase Agreement;

•	An uncured breach by the Company or Atlas US of any material covenant, term or condition in the Securities Purchase Agreement or the Promissory Notes; and

•	Any event of default set forth in the Security Agreement.

Subject to certain grace periods, the Security Agreement provides the following events of default (among others):

•	Any event of default set forth in the Promissory Notes;

•	A breach by Atlas US, the Company or any of its subsidiaries of any material representation or warranty made in the Security Agreement; and

•	Failure of Atlas US, the Company or any of its subsidiaries to observe or perform any of its obligations under the Security Agreement.

NOTE D — LOANS, ADVANCES AND NOTE PAYABLE (Continued)

Upon the occurrence of an event of default, the payment of the principal amounts under the Promissory Notes may be accelerated and the interest rate applicable to the principal amounts is increased to 7.5% per annum during the period the default exists.

As further consideration for the purchase of the Initial Note, the Company issued and sold 3,250,000 shares of Common Stock of the Company to WCOF, for a purchase price of $1,000 pursuant to the terms of the Securities Purchase Agreement. Upon the issuance of the Second Note, the Company issued and sold an additional 3,250,000 shares of Common Stock to WCOF for a purchase price of $1,000.

As a result of the issuance of these shares of Common Stock and warrants associated with the Initial Note the Company and Atlas US incurred and expensed financing charges of $854,375 for the three months ended June 30, 2007 and also booked as discount on debt of $2,429,775. With the drawdown of the Second Note on July 11, 2007 a further $1,082,071 of financing charges were taken up in the three months ended September 30, 2007 and $814,606 of the total discount of $5 million dollars was amortized. The remaining discount of $4,115,168 will be amortized over the remaining term of the loan to the repayment date of November 30, 2008 and the net effect is shown in the Consolidated Balance Sheet at September 30, 2007. The corresponding credit was booked to additional paid-in capital and is included in the Stockholder’s equity in the balance sheet.

Members of the Company’s management team and certain of its stockholders executed a lock-up agreement with WCOF that prohibits them from selling any of their holdings of Common Stock until ninety (90) days following the repayment of the Promissory Notes.

The Company paid its placement agent, Equity Source Partners, LLC (“ESP”), an NASD member investment firm, cash commissions of approximately $80,000 on the closing date for the Initial Note and issued 5 year warrants to purchase 30,769 shares of common stock of the Company on equal terms to the warrants issued to WCOF. Atlas US also agreed to pay the legal fees of counsel to WCOF in an amount not to exceed $15,000. ESP will receive further commissions equal to 8% of any funds released from escrow and issued warrants on similar terms as for the first funds release. The Company has also reimbursed ESP for its reasonable expenses incurred in connection with the WCOF financing transaction.

NOTE E — FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include cash, loans payable and income taxes payable for which the Company believes that the fair value approximates their carrying amounts.

NOTE F — COMMON STOCK AND WARRANT ISSUANCES

During the quarter ended September 30, 2007, the Company issued:

a)
3,250,000 shares of Common Stock and a warrant exercisable for five years to purchase 3,250,000 shares of Common Stock at an exercise price of $2.60 per share were issued to WCOF as part of the Securities Purchase Agreement. The warrant expires on July 11, 2012. This transaction is described in more detail on our Current Report on Form 8-K filed on June 19, 2007.

b)	10,000 shares of Common Stock with regard to the exercise of 10,000 warrants.

c)
25,000 shares of Common Stock and a warrant exercisable for two years to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share were issued with regard to the extension of the repayment terms of a Note Payable. The warrant expires on July 26, 2009.

In addition $200,000 was paid to the Company on September 28, 2007 for 571,429 shares of Common Stock and a Warrant exercisable for three years to purchase 285,715 shares of Common Stock at an exercise price of $0.70 per share. These warrants expire on September 28, 2010. Financing charges of $273,003 were booked with regard to these shares and warrant in the three months ended September 30, 2007.

The fair value for warrants was estimated at the issuance date based upon using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4-5%, expected volatility of 48%, expected option life of 3-5 years and dividend yield of $0.00

As of September 30, 2007 the total number of shares of Common Stock issued and outstanding was 33,856,805.

The Company also entered into a registration rights agreement with WCOF (the “Registration Rights Agreement”) requiring the Company to register the resale of the shares of Common Stock and the resale of the shares underlying the warrants (the “Registrable Securities”) issued to WCOF under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Registration Rights Agreement, the Company must file a registration statement to register the Registrable Securities with the SEC within ninety (90) days of June 15, 2007. In addition, the registration statement must be declared effective by the Securities and Exchange Commission no later than one hundred-fifty (150) days after June 15, 2007. In the event that the registration statement is not filed within ninety (90) days of June 15, 2007 or the effectiveness of the registration statement is not maintained, the Company is obligated to pay to WCOF certain payments described in the Registration Rights Agreement. The Registration Rights Statement covering a portion of WCOF’s registrable securities has been filed with the SEC and was declared effective on November 7, 2007.

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

The Company’s financial results of prior periods have been reclassified to reflect the discontinued operations of TDC. Condensed results of discontinued segments are as follows:

	September 30, 2006	December 31, 2005
Net Sales	$122,370	$401,614
Net Income (Loss)	$192,685	$(12,555)

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

Since the beginning of the second quarter of 2006 the three executive directors of the Company have been paid or had fees accrued of $10,000 (or in one case 10,000 Euros) each per month to themselves or to their consulting companies in lieu of salary as compensation for their time until contracts are negotiated. In July 2006, Michael Murphy was engaged as COO and the three executive directors plus the COO have together been paid or had accrued a total of $428,000 for the nine months to September 30, 2007.

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
$1,262,123

NOTE K — SUBSEQUENT EVENTS

There have been no material events subsequent to September 30, 2007.

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

For example, a few of the uncertainties that could affect the accuracy of forward-looking statements include, without limitation:

•	Whether or not our products are accepted by the marketplace and the pace of any such acceptance;

•	Our ability to continue to grow our Tools and Enterprise businesses;

•	Improvements in the technologies of our competitors;

•	Changing economic conditions; and

•	Other factors, some of which will be outside of our control.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experienced a net operating loss (EBIT) of $833,743 for the quarter ended September 30, 2007 compared to a net operating loss of $571,076 from continuing operations for the same quarter in 2006. This brings us to a net operating loss (EBIT) of $2,232,319 for the nine months ended September 30, 2007 compared to a net operating loss from continuing operations of $1,366,067 for the first nine months of 2006.

2006 was a transitional year for us with the acquisition of AtlasTG on January 20, 2006 and the sale of our previous business, operated from within TDC, on September 14, 2006. With the sale of TDC the results of TDC for the first half of 2006 have been treated as discontinued operations in the first nine months of 2006 financial statements and as a result the net gain from the sale of TDC of $192,685 has not been included in the comparative operating loss of $1,366,067 above. The results of operations from TDC will be included in comparative figures stated below and comment will be made about the impact of the now discontinued revenues and expenses of TDC where appropriate.

On January 26, 2007 the Company acquired all of the assets (but not the liabilities) and 700 customers of BLive Networks, Inc., for a consideration of 1,150,000 shares of common stock of the Company (“Common Stock”). Additionally, in consideration of the payment by Petroleum Corp. of Canada of $100,010, the Company issued to Petroleum Corp 100,000 fully paid shares of the Company’s Common Stock and a warrant to purchase 300,000 shares of Common Stock of the Company at $1.25 per share exercisable for a period of two years (see Note J to the consolidated interim financial statements located elsewhere in this report for further detail of this acquisition). Included with these assets was a Canadian company called InfoBuild Networks (Canada) Inc. and the assets acquired have been injected into this company and the name of it has been changed to BLive Networks Inc. (“BLive”) and the business has continued to trade through this company. The assets acquired have been consolidated into these financial statements and the results of BLive from January 26, 2007 have been included after making adjustments for certain pre-acquisition and post-acquisition events.

At the annual general meeting of the Company on July 12, 2007, the name of the Company was changed from Tribeworks, Inc. to Atlas Technology Group, Inc. and as of August 16, 2007, the Company’s Common Stock now trades under the ticker symbol ATYG.OB with the new CUSIP number of 049432 107 and new ISIN number of US0494321070.

Revenues

Total revenues were $409,584 for the nine months ended September 30, 2007, compared to $24,734 for the nine months ended September 30, 2006. It should be noted that $24,734 was our first revenue of the new business stream and was all booked in the third quarter of 2006).

The revenue of $409,584 can be split into three categories: a) revenue from consulting services and placing consultants with third parties of $183,944; b) sales support services software through our BLive operations of $63,406 for the eight months following the acquisition of BLive; and c) $162,234 of onboarding and support sales. The onboarding and support revenue in the current year is the first revenue generated by our new mainstream business and will build over coming months as new customers are onboarded and become mainstream support customers. The consulting services are being provided to potential software support customers from our Redmond office and the provision of consultants is through a joint venture with Breard LLC where we are operating a staff augmentation consulting service for potential support customers as a first step in developing a relationship with these potential customers.

While the revenue in the first quarter came from the provision of consulting services and from our new BLive operation, the bulk of the increase in our revenue for the second and third quarters came primarily from onboarding and support to our first IT support customers that we began providing services to in March 2007. We completed the onboarding to our first customer, Mobile Content Networks, Inc. (“MCN”), in Palo Alto, California in March 2007. MCN provides real-time mobile search solutions to 3GSM mobile telephone networks such as D2 of Japan and Total Access Communications Plc (“DTAC”) of Thailand. At the end of 2006, D2 Communications, the largest mobile advertising agency in the world, released its FM Radio Search service to DoCoMo handset users providing listeners of FM radio with one click access to ringtones, music downloads, CDs and DVDs through MCN’s MobileSearch.net platform. MCN is currently working with over twenty partners in ten countries who are developing solutions based on its platform.

We are currently onboarding our third, fourth and fifth IT application support customers, Shoe Pavilion Inc (“Shoe Pavilion”), Operative, Inc (“Operative”) and PayPlusBenefits, Inc  (“PayPlus”), using our own staff, and we expected to start generating support revenue from these customers before year end.

Shoe Pavilion is a Sherman Oaks, CA, based independent off-price footwear retailer with 108 stores in locations in the Western and South-western United States. Operative is a New York, NY, provider of ad operations software, technology and outsourcing services.  PayPlus is a Pasco, WA, based nationally recognized, award-winning Professional Employer Organization, who outsources human resources administration and payroll functions for companies.

We are also in discussions with a major international IT company to provide our application support services and will hopefully enter into a preliminary agreement with this company in the fourth quarter of 2007.

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

With the acquisition of the business of BLive in January 2007, we acquired 700 customers and an established annual revenue base of approximately $250,000. We are planning to integrate the BLive business and proprietary support tools to strengthen our remote technical support and sales, both externally, and for our internal corporate Helpdesk support departments and to upgrade the BLive product. BLive targets users within the worldwide Helpdesk support market, which diversifies our revenue base.

Cost of Sales

Our cost of sales for the nine months of 2007 was $269,091 compared to $193,691 for the first six months to June 30, 2007 and $83,711 in the first three months to March 31, 2007. There are no comparable cost of sales for 2006 as AtlasTG was still developing its software tools and BLive was acquired in January 2007. Cost of sales includes an allocation of salary costs related to the consulting work performed and BLive support services provided, as well as the salaries and engagement fees for the consultants provided to third parties and the share of income for our joint venture partner. The salary costs for our mainstream support services are included under operating expenses with the IT software development and support line.

While the Gross Margin for the nine months to September 30, 2007 was $140,493 (Nil for 2006) as we are still getting systems established it is too early to predict what gross margin percentages of revenue will be going forward.

Operating Expenses

During the 2006 year, we developed our new software tools for onboarding and monitoring of our customer’s software applications. Part of these costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and the balance has been treated as an operating expense. In the first nine months of 2007, $293,222 was capitalized (compared to $312,581 in the first nine months of 2006) with $1,021,404 of IT development and support costs being expensed compared to $656,130 in the first nine months of 2006. In the third quarter of 2007, $379,068 was expensed compared to $282,034 in the third quarter of 2006. With our software now going into production with real-time customers, the amount being capitalized in future periods will substantially decline in future periods as more of our costs will be directed at our support functions rather than development functions. Also during 2007 and more particularly in the second and third quarters of 2007, as the value of the US dollar has fallen against both the Euro and the New Zealand dollar, the cost of our operations in both Malta and New Zealand have increased in US dollar terms and adversely impacted our results, even though the local costs in Malta and New Zealand have not increased substantially.

Sales and marketing expenses for the nine months ended September 30, 2007 were $204,840 (which is in line with the level of expenditure in the first two quarters of 2007) compared to $80,009 for the nine months ended September 30, 2006. Sales and marketing expenses for the quarter ended September 30, 2007 were $72,909 compared to $35,485 for the quarter ended September 30, 2006 and increased in the quarter as we employed additional staff resource into this area. Sales and marketing expense consists primarily of compensation and benefits for our sales and marketing team, plus advertising expenses which are primarily the costs incurred in the design, development, and printing of our literature and marketing materials. We expense all advertising expenditures as incurred. Sales and marketing expenses will continue to grow as we move into the growth stage and as we continue to expand our market presence in 2007.

Depreciation and amortization expense increased substantially in the second and third quarters and for the nine months ended September 30, 2007 it was $261,400 with $176,273 ($88,137 in the previous quarter) being amortized off the IT technology and customer lists that we purchased as part of the BLive assets, which are being amortized over the next three years. When this is deducted, the remaining depreciation charge for the nine months ended September 30, 2007 at $85,127, which is in line with the depreciation charge for the first two quarters of 2007. There are no relevant comparables for 2006 as the business and software were in the development phase. As we move into the full support phase in the coming months, the amortization of the capitalized software over three years will begin and this will also become a significant expense in future periods, which will offset the increase in revenue from our application support operations.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services such as legal and audit, as well as overhead. General and administrative expenses were $885,168 for the nine months ended September 30, 2007 compared to $654,662 for the nine months ended September 30, 2006. General and administrative expenses were $307,312 for the quarter ended September 30, 2007 compared to $278,291 for the quarter ended September 30, 2006. The differences between the two years is attributed to an increase in administrative costs associated with an increasing number of executives; additional costs that are attributed to an increase in employees and rental expenses associated with our additional operating location we added in Redmond, Washington, in the middle of 2006 and additional legal expense associated with the WCOF financing transaction. In addition, three members of the executive team worked without compensation in the first quarter of 2006. It is expected that general and administrative costs will be reduced from the present level during the remainder of 2007.

Loss from Operations

The loss from operations for the continuing business for the nine months ended September 30, 2007 was $2,232,319 compared to a loss of $1,366,067 for the nine months ended September 30, 2006. This increased loss was due to additional support cost, sales and marketing expense and depreciation and amortization as detailed above. For the quarter ended September 30, 2007 the loss was $833,743 compared to a loss of $571,076 for the third quarter of 2006. Again the main factors causing the increased loss were additional support cost, sales and marketing expense and depreciation and amortization. As revenue increases the loss from operations will reduce as we have sufficient office space in all three locations to accommodate our immediate needs and to accommodate additional staff we need to hire. In addition general and administrative costs will remain at the same levels as we build up revenue over the coming twelve months.

Interest Income, Expense and other financing charges

Interest expense was $84,219 for the nine months ended September 30, 2007 and $53,357 for the quarter ended September 30, 2007. The increase is due to the accrual of interest on the WCOF term loan and also the accrual of $9,000 of penalty interest on the Note Payable that fell due on September 30, 2007 when the repayment date was extended.

Interest income the nine months ended September 30, 2007 was $28,094 compared to $7,439 for the first nine months of 2006. Interest income for the three months ended September 30, 2007 was $26,028 compared to $6,318 in the third quarter of 2006. The increase in the third quarter of 2007 is primarily attributable to the accrual of interest on the $4,000,000 borrowed from WCOF as detailed in Note D to the financial statements above and held in the escrow deposit. Interest expense will be an increasing cost for the remainder of 2007 as interest expense is accrued and paid on the full WCOF facility of $5 million at an interest rate of 5%. Some of this expense will be offset by interest income on the escrow deposit which accounted for the bulk of the interest income in the period.

Following the issuance to WCOF of 6,500,000 shares of Common Stock in the form of “yield enhancement shares” and the warrants exercisable for five years to purchase 6,500,000 shares of Common Stock at an exercise price of $2.60 per share (see Notes D and F to the financial statements above) and other associated transactions, we have been required to carry out a series of Black-Scholes valuations to fair value the various securities that have been issued and then to account for them as additional paid in capital that has then been either expensed as to $1,082,071 (in addition to the $769,150 expensed in the second quarter) plus the amortization of the capitalized amounts of $814,607 during the quarter ended September 30, 2007 ($70,225 in the second quarter of 2007) .

In total $3,599,486 of other financing charges have been expensed or amortized during the nine months ended September 30, 2007 (nil 2006), with $2,184, 305 of these being expensed or amortized during the three months ended September 30, 2007, $1,893,678 relates to the WCOF financing transaction. These prepaid financing charges are being amortized over the 17 months to the repayment date of the WCOF debt on November 30, 2008.

The offering of these unregistered securities were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. WCOF represented to us in writing that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933.

The proceeds from the sale of unregistered securities are being used for general working capital purposes as will the WCOF Escrow once it is released from Escrow.

Provision for Income Taxes

Income taxes for the nine months ended September 30, 2007 were $304 (being State income taxes and withholding taxes deducted from interest income). The comparative figures for the nine months ended September 30, 2006 were $1,902 and again primarily State taxes. Income tax for the three months ended September 30, 2007 was $279 compared to $1,877 for the three months ended September 30, 2006.

Net Income (Loss)

In summary and discussed above, we experienced a net operating loss (EBIT) of $2,232,319 for the nine months ended September 30, 2007 compared to a net operating loss of $1,366,067 for the first nine months of 2006. The net operating loss for the quarter ended September 30, 2007 was $833,743 compared with a net operating loss of $571,076 for the quarter ended September 30, 2006. When our net operating loss is added to our net interest and other financing charges of $3,655,611, taxes of $304 and foreign exchange translation losses of $248,531, our comprehensive loss for the nine months ended September 30, 2007 is $6,136,765 compared to a comprehensive loss of $1,167,845 for the nine months ended September 30, 2006. The comprehensive net loss for the quarter ended September 30, 2007 was $3,148,113 compared with a comprehensive loss from continuing operations of $567,046 for the quarter ended September 30, 2006. We do not expect to be profitable during 2007, but we expect our level of operating losses to reduce as we gain new application support customers and increase our revenue throughout the year.

Liquidity and Capital Resources

At September 30, 2007 we had total cash resources of $163,375 compared to $581,470 at June 30, 2007, $214,766 at March 31, 2007 and $130,991 at December 31, 2006. Cash has been used to finance the losses incurred by the Company as it gets its new business stream established. At September 30, 2007, the Company also had $4,028,265 of restricted cash in a restricted escrow account at Wells Fargo N.A.

The WCOF facility yielded us a medium term loan in the amount of $5,000,000 which is repayable on November 30, 2008. $4,000,000 of this loan was placed into an escrow account with Wells Fargo Bank, N.A. and has accrued interest income of $28,265. Pursuant to the terms of the Escrow Agreement, the amount of $1,500,000 will not be released from escrow, unless one of our subsidiaries enters into contracts with certain customer entities, totalling $1,000,000 in annual, non-contingent future revenues prior to 5:00 p.m. on December 31, 2007. In addition, the entire proceeds of the Second Note were also placed into the escrow account and will not be released from escrow, unless Atlas US, the Company or any of its subsidiaries enters into contracts with certain customer entities, totalling $5,000,000 in non-contingent future revenues prior to 5:00 p.m. on December 31, 2007.

This arrangement is further detailed in Note D to the financial statements above.

We arranged a further $200,000 of new equity from an existing stockholder at the end of the third quarter. The funds were held as subscription monies at September 30, 2007 and the shares will be issued during the fourth quarter of 2007.

Related Party Transactions

As of September 30, 2007, we have not entered into any contractual arrangements with related parties other than as shown in Note H of the consolidated financial statements above and a short term advance from a stockholder who is a director. There are no other currently proposed transactions, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% stockholder or any member of the immediate family of any of the foregoing persons have or will have a direct or indirect material interest.

Recently Issued Financial Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, that as of September 30, 2007 our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act, and include controls and procedures designed to ensure that information required to be disclosed by us in such periodic filings is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Since September 30, 2007, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2007 the Company issued:

a)
3,250,000 shares of Common Stock and a warrant exercisable for five years to purchase 3,250,000 shares of Common Stock at an exercise price of $2.60 per share were issued to WCOF as part of the Securities Purchase Agreement, dated July 11, 2007, between the Company, all of its subsidiaries and WCOF. These warrants expire on July 11, 2012. This transaction is described in more detail on our Current Report on Form 8-K filed on June 19, 2007.

b)
25,000 shares of Common Stock and a warrant exercisable for two years to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share were issued in exchange for the extension of the repayment terms of a Note Payable. These warrants expire on July 26, 2009.

c)	10,000 shares of Common Stock were issued upon the exercise of a warrant exercisable at $1.00 per share

The offering of these securities were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. Each of these investors represented to us, in writing that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The proceeds from these sales of unregistered securities are being used for general working capital purposes.

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
10.1
Securities Purchase Agreement, dated June 15, 2007 by and among Tribeworks, Inc., all of its subsidiaries and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.2
Form of Senior Secured Non-Convertible Promissory Note, dated July 11, 2007, issued by Atlas Technology Group (US), Inc. to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.3
Pledge and Security Agreement, dated June 15, 2007, by and among Tribeworks, Inc., all of its subsidiaries and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.4
Secured Guaranty, dated June 15, 2007, by and among Tribeworks, Inc. all of its subsidiaries except Atlas Technology Group (US), Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.5
Escrow Agreement, dated June 15, 2007, by and among Atlas Technology Group (US), Inc., West Coast Opportunity Fund, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.6
Registration Rights Agreement, dated June 15, 2007, between Tribeworks, Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.7
Form of Warrant, dated July 11, 2007, to purchase 3,250,000 shares of Common Stock of Tribeworks, Inc. issued to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.8
Form of Lock-Up Agreement, dated June 15, 2007, between West Coast Opportunity Fund, LLC and certain stockholders of Tribeworks, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

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

TRIBEWORKS, INC.,
a Delaware corporation

Date: November 14, 2007	By:	/s/ Peter B Jacobson
Peter B Jacobson
Chief Executive Officer

Date: November 14, 2007	By:	/s/ B. S. P. Marra
B. S. P. Marra
Chief Financial Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS
10.1
Securities Purchase Agreement, dated June 15, 2007 by and among Tribeworks, Inc., all of its subsidiaries and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.2
Form of Senior Secured Non-Convertible Promissory Note, dated July 11, 2007, issued by Atlas Technology Group (US), Inc. to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.3
Pledge and Security Agreement, dated June 15, 2007, by and among Tribeworks, Inc., all of its subsidiaries and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.4
Secured Guaranty, dated June 15, 2007, by and among Tribeworks, Inc. all of its subsidiaries except Atlas Technology Group (US), Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.5
Escrow Agreement, dated June 15, 2007, by and among Atlas Technology Group (US), Inc., West Coast Opportunity Fund, LLC and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.6
Registration Rights Agreement, dated June 15, 2007, between Tribeworks, Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.7
Form of Warrant, dated July 11, 2007, to purchase 3,250,000 shares of Common Stock of Tribeworks, Inc. issued to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.8
Form of Lock-Up Agreement, dated June 15, 2007, between West Coast Opportunity Fund, LLC and certain stockholders of Tribeworks, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15d-14(a).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

* Previously filed