Form 10KSB
period 2007-12-31
Atlas Technology Group, Inc.
filed 2008-04-14
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM N/A TO N/A

COMMISSION FILE NUMBER: 000-28675

ATLAS TECHNOLOGY GROUP, INC.
(Name of Small Business Issuer in Its Charter)

DELAWARE	494-33707951
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2001 152nd AVENUE NE REDMOND, WASHINGTON 98052
(Address of Principal Executive Offices)

(425) 458-2360
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, par value $0.0004 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES ☐ NO ☒

State issuer’s revenues for its most recent fiscal year. $574,861.

The aggregate market value of the voting stock held by non-affiliates of the registrant as of April 10, 2008 was approximately $10,017,216 based upon the closing price per share of the Common stock of $0.70 on that date.

There were 39,513,949 shares of the registrant’s Common Stock issued and outstanding as of April 10, 2008.

Transitional Small Business Disclosure Format (check one) YES ☐ NO ☒

In this report, the terms “we,” “our” and “us,” refer to Atlas Technology Group, Inc. and its direct and indirect wholly owned subsidiaries, which we refer to as “AtlasTG”.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Overview

We were incorporated in August 1998 as Tribeworks Inc., a California corporation (“California Tribeworks”). On November 2, 1999, we entered into a transaction with Pan World Corporation, a publicly-traded Nevada corporation (“Pan World”), whereby Pan World agreed to provide financing in connection with the merger of a newly formed subsidiary of Pan World into California Tribeworks (the “Recapitalization”). Prior to the Recapitalization, Pan World had no material operations. As a result of the Recapitalization, shareholders of California Tribeworks exchanged all of their shares of California Tribeworks for Pan World common stock. Subsequent to the Recapitalization, we were reincorporated in Delaware as Tribeworks, Inc and at our Annual General Meeting held on July 12, 2007, we changed our name to Atlas Technology Group, Inc. (the "Company").

During 2005, the enterprise application development business of Tribeworks was separated into a wholly-owned subsidiary named Tribeworks Development Corporation (“TDC”). The TDC business was primarily built around the sale of software through two main distribution channels: the graphics software tools business and proprietary products called iShell® or iShell Mobile and an enterprise application development business. TDC was sold to its former management on September 14, 2006. Until mid-2006, the iShell line of products and an enterprise application development business were our primary product offering and business. The former assets, liabilities, and business operations of TDC were reclassified as discontinued operations in the financial statements in this annual report for the year ended December 31, 2006 on Form 10-KSB.

On January 20, 2006, we acquired TakeCareofIT Holdings Ltd., doing business as Atlas Technology Group, a Malta Corporation that was established in September 2004 to provide external Information Technology (“IT”) application support services for organizations with large IT functions as is referred to hereafter as “AtlasTG” or the “AtlasTG business.” This IT support business will be our primary business focus going forward and thus 2006 was a transitional year for us. We plan to become a leading IT outsourcing support company for custom software applications worldwide. After extensive beta testing, the Atlas business line is now generating revenue with the first support customers signed on in February 2007. Our in-house developed tools and processes, which are needed to customize the monitoring and support IT applications and provide remote IT application support and feedback to our customers.

On January 26, 2007, the Company acquired all of the assets (but not the liabilities) and customers of BLive Networks, Inc. Included with these assets was a Canadian company called InfoBuild Networks (Canada) Inc. The assets acquired were added to InfoBuild Networks (Canada), Inc. and the name of it has been changed to BLive Networks Inc. (“BLive”), and the business has continued to trade as BLive.

Our head operating office is located in Malta. We also have subsidiary offices in Wellington, New Zealand, and Redmond, Washington, and a data center in Seattle, Washington. We currently have twenty-one employees and three working executive directors. Our primary service of remotely supporting custom and complex software applications for customers who want to outsource non-core business processes and focus on their core competencies, through the use of proprietary processes and monitoring systems, is maintained by our state-of-the-art data centers in Seattle and Malta, and “follow-the-sun” 24x7 hour support centers in Malta, Redmond/Seattle, and Wellington.

We are leveraging the recent advances in software, monitoring systems, and communications to build a new leading edge, global support infrastructure, providing 24x7 software support to large and medium sized companies. Our new application onboarding and monitoring processes allows for dramatic cost savings over existing IT service providers. With more than thirty years of combined experience in IT support, our management team brings a significant level of knowledge and experience in outsourced application support. Our management team’s experience includes worldwide application support for companies, such as, JP Morgan, Microsoft, and Avanade.

We offer our services worldwide, with the majority of our targeted customers having significant in-country or multi-national operations. Our operations are designed to be a highly distributable venture, with the ability to place people in the best possible locations so that we can provide a seamless service offering across the world.

Global purchases of IT goods and services - which equal IT vendors’ revenues - will equal $1.7 trillion in 2008, growing by 6% after a 12% increase in 2007. A declining U.S. dollar boosted 2007 growth rates and is expected to do so in 2008 as well; measured in Euros, global IT purchases growth is expected to be 4%. Total global spending on technology goods, services, and staff is expected to reach $2.4 trillion in 2008, an 8% increase from 2007. (Source: Forrester Research, Inc. www.forrester.com)

In terms of the outsourced IT support services market, this market is also growing, due to the increasing complexity of business software applications worldwide. Application support for large-scale enterprise systems is the last IT service area that is still primarily kept “in-house,” creating a large potential demand for AtlasTG’s services. Of the global IT annual expenditure, application and business support services are projected to be $197.5 billion by 2009 and exceed $245 billion by 2011. (Source: Gartner, Inc. www.gartner.com)

According to Forrester Research Inc. (“Forrester”), the percentage of IT budgets spent on maintaining existing applications is over 70% and increasing. (Source: Forrester Research, Inc. “2005 Enterprise IT Outlook: Business Technographics North America”).

For many industry leaders, outsourcing IT support, or “managed services,” represent an important change to how technology is delivered and consumed. The managed services market has expanded rapidly over the past several years, particularly in the under-served, small- and medium-sized business (“SMB”) market. The SMB IT services market estimated to be worth $220 billion is expected to grow at a compound annual growth rate (“CAGR”) of 7.6% from 2004 to 2008. Remote monitoring and management is the hottest growing segment expected to grow at 36% CAGR though 2008 in North America. A recent study by Forrester stated that the SMB market consists of 48% of the U.S.’s overall IT spending, stating that it will surpass enterprise IT spending by 2007. (Source: Gartner - Forecast IT Service, Worldwide, November 2005).

In January of 2007, we acquired all of the assets and customers of BLive. This acquisition strengthens and widens our capability of delivering high quality outsourced support into the worldwide IT Support market. The BLive systems can be used by companies for remote technical support and sales, both for external and internal corporate “Helpdesk” support departments. This technology enables our service providers to deliver faster response times and to create a personal connection with users. This acquisition is discussed further in Note 15 - "Acquisition of BLive,” as stated in our Consolidated Financial Statements and below.

We are currently a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and our common stock (“Common Stock”) is quoted on the OTC Bulletin Board under the symbol ATYG.OB.

Products and Services

We are in the business of providing custom outsourced application software support services to our customers. These services range from supporting specialized networks and single applications to providing entire IT infrastructure management for customers who want to outsource IT application support and focus on their core business competencies. Through partnerships with other IT development consultants, fully outsourced IT services can be provided with hard performance metrics and predictable costs.

Our support centers are based in Malta and Wellington, New Zealand, and further technical support is provided by a small team located in Redmond, Washington, which will allow us to provide “follow-the-sun” 24x7 hour coverage. As needed, additional locations will be added to increase capacity. State of the art VoIP, call tracking, and monitoring technology provide each employee with the tools needed to maximize support delivery.

Our proprietary software, including our unique onboarding and monitoring processes, allow cost savings over existing legacy IT service providers. Real-time monitoring and support of our first customer started in March 2007, after onboarding began in January 2007. We are now servicing five customers, and our objective is to quadruple this number during 2008; however, there is no assurance that we will be able to achieve this objective.

Technical Support and Education

We provide technical support and training to our customers, as well as in-house and external training to our staff. Successfully training our technical support staff is key to our success. During 2007, all of our technical staff received training for various Microsoft technical qualifications.

During 2008, we anticipate becoming a Microsoft “Gold Partner” with advanced infrastructure and learning solutions specializations. We believe that becoming a Microsoft “Gold Partner” will provide us with additional recognition and, therefore, additional revenue opportunities.

Competition

IT software application support is one of the last available outsourcing opportunities in the IT field. While many other IT functions have been outsourced, software application support has traditionally been kept in-house. In recent years, a number of companies have outsourced all of their IT needs to large IT companies.

There are a large number of traditional consultant competitors competing with us, including IBM Global Services (“IBM”), Hewlett-Packard (“HP”), Electronic Data Systems Corporation (“EDS”), and Accenture Ltd. (“Accenture”), as well as a number of smaller companies. The industry is broken down into three segments: (i) the hardware manufacturers that provide additional IT services; (ii) the large pure-play IT service providers targeting Fortune 500 companies; and (iii) smaller independent companies that generally specialize in specific local markets.

The largest firms that we compete with in terms of revenue are: (1) HP with total revenues of $104.3 billion in 2007 and $91.7 billion in 2006, of which approximately $18.8 billion in 2007 and $15.6 billion in 2006 represents services, including IT outsourcing (Source: www.HP.com); and (2) IBM with total sales in 2007 of $98.8 billion and $91.4 billion in 2006 of which approximately half, or $54 billion in 2007 and $49 billion in 2006, represents services, and of this amount approximately $18.7 billion in 2007 and $17.0 billion in 2006 was derived from the sales of strategic outsourcing services. Strategic outsourcing services is one of IBM’s fastest growing business segments and is growing at 9.7% annually (Source: www.IBM.com.)

The pure-play IT service providers, with the majority of their 2007 revenues coming from IT support services include EDS, with $22.1 billion in 2007 and $21.3 billion in 2006 in revenue (Source: www.EDS.com), Computer Sciences Corporation with $14.9 billion in 2007 and $14.6 billion in 2006 (Source: www.CSC.com), Accenture with $19.7 billion in 2007 and $16.6 billion in 2006 in revenue (Source: www.Accenture.com), and BearingPoint Inc with $3.5 billion in 2007 and $3.4 billion in 2006 revenue (Source: www.BearingPoint.com). Our advantage over those larger competitors is that IT support is our main business focus and not an ancillary service.

Other competitors that provide support services and call centers, especially in India, include Wipro Limited (“Wipro”) and Infosys Technologies Limited (“Infosys”). Tata Consultancy Services, Ltd. (“TCS”) is another primary competitor that competes with us globally. There are other regional players that are targeting the SMB market, such as Wavex Technology Limited (“Wavex”) and Motive Inc. (“Motive”).

Our principal advantage is the ability to access the computers of our customers remotely. This allows our customers to maintain physical possession of their computers and continue their daily operations. We also compete against our competitors by establishing ourselves as a service provider with deep industry expertise in our sector, which enables us to respond rapidly to market trends and the evolving needs of clients in our sector.  IT support is our sole business focus, unlike many of our competitors who offer IT support as an adjunct to their existing hardware or software sales.

In addition to the small and large competitors described above, we believe that our single biggest competitor is existing in-house support staff maintained by businesses who are currently providing over 90% of IT support services worldwide.

Government Regulation

Laws regulating the Internet both in the United States and internationally are constantly changing.  A number of new legislative and regulatory proposals relating to Internet commerce are under consideration with federal, state, local, and foreign governments. A number of laws or regulations may be adopted or amended regarding Internet user privacy, Internet security, taxation, pricing, quality of products and services, and intellectual property ownership, which may apply to us. The impact of additional or amended legislation related to the Internet, in areas such as property ownership, copyrights, trademarks, and trade secrets is uncertain.

Proprietary Rights

We rely on a combination of copyright laws, trademark laws, contract laws, and other intellectual property protection methods (such as signing confidentiality and non-disclosure agreements with potential clients) to protect our technology, names, and logos in the United States and other countries where we conduct our business.

On January 20, 2006, we acquired the AtlasTG business. This acquisition resulted in our obtaining additional proprietary rights, such as AtlasTG’s unique onboarding and monitoring processes, as well as a range of trade secrets relating to its IT support technologies. Similarly, through the acquisition of BLive, we acquired further proprietary rights and processes, as well as a trademark. During 2007, we established our own marketing and branding program.

Employees

We have a total of twenty-one employees and consultants and three working executive directors working on a full-time basis.

ITEM 2. DESCRIPTION OF PROPERTY

We have a six year office lease covering approximately 471 square meters located at Level 3, 9 Empire Stadium Street, Gzira GZR04, Malta, expiring on August 14, 2010, at a base annual rent of € 37,270 (approximately US$55,900), which increases € 4,660 per annum (approximately US$7,000) until the final year.

We have a four year office lease on the second floor of 139-141 Featherston Street in Wellington, New Zealand, expiring on July 31, 2009. The office comprises of approximately 300 square meters with an annual rental of NZ$66,000 per annum (approximately US$51,500) plus a 12.5% Goods and Services Tax (“GST”), which is claimable against GST revenue tax payable or is refundable.

We have a three year office lease on Suite 2001 at the Limited Edition Office Park, 2001 152nd Avenue NE, Redmond, WA., expiring on July 31, 2009. The office comprises 3,825 rentable square feet at a base annual rental of US$61,200 in the first year, escalating to $68,850 in the 2nd year, and $76,500 in the 3rd year.

All of the aforementioned leased facilities are adequate for our current needs.

ITEM 3. LEGAL PROCEEDINGS

We are not aware of any legal proceedings (either presently engaged in or contemplated) by any government authority or other party involving us, our properties, or our products.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is currently quoted on the OTC bulletin board under the trading symbol ATYG.OB. The following table sets forth the range of closing high and low closing quotes for each period indicated as reported by the OTC Bulletin Board and reflects all stock splits effected by us:
	2007		2006
	High	Low	High	Low
First quarter	$1.02	$0.90	$1.80	$1.50
Second quarter	$1.01	$0.75	$1.70	$1.46
Third quarter	$1.01	$0.70	$1.60	$1.10
Fourth quarter	$0.85	$0.70	$1.19	$0.90

The quotations above reflect inter-dealer prices, without retail mark-up, mark-down, or commission, and may not represent actual transactions.

We have approximately 200 stockholders as of April 10, 2008, comprising both registered stockholders and those held in “street name.”

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

We established our 1999 Stock Option Plan (the “1999 Plan”) on November 2, 1999, with 133,333 shares of Common Stock (on an adjusted basis) approved for issuance. We established our 2001 Stock Plan (the “2001 Plan”) on August 16, 2001, with 250,000 shares of Common Stock (on an adjusted basis) approved for issuance. We established our 2004 Employee Stock Incentive Plan (the “2004 Plan”) on March 24, 2004, which allows us to issue options to staff and consultants of up to 25% of our outstanding Common Stock, as determined from time to time, which was equal to 9,878,487 shares on December 31, 2007. The purpose of the 1999 Plan is to grant our Common Stock and options to purchase our Common Stock to our employees and key consultants. The purpose of the 2001 Plan is to grant stock and warrants to purchase our Common stock to employees and key consultants for outstanding cash payments due. The purpose of the 2004 Plan is to grant stock options to purchase our Common Stock, restricted stock (“Restricted Stock”), and stock bonuses to employees, officers, and key consultants. The outstanding options on December 31, 2006, and December 31, 2007, were:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity Compensation Plans approved by security holders at December 31, 2006	134,084	$3.10	6,123,867
Equity Compensation Plans approved by security holders at December 31, 2007	33,084	$5.86	9,845,403

During the year ended December 31, 2007, no options were granted or exercised. During the year ended December 31, 2006, options to purchase 6,250 shares of our Common Stock were exercised at an exercise price $0.48 per share. On December 29, 2006, new options to purchase 90,000 shares of our Common Stock were granted under the 2004 Plan to two staff members and a consultant at an exercise price of $1.00 per share with the options vesting 20% annually starting December 31, 2007. 70,000 of these options were cancelled during 2007 because one employee and the consultant resigned and 15,000 earlier options from the 1999 Plan also expired during 2007. 4,000 of the remaining options vested during 2007.

Recent Sales of Unregistered Securities

All of the following offerings and sales were deemed or determined by us to be exempt under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). The offerings and sales were made in a number of private placements to a limited number of persons, all of whom represented in writing to us that they were “accredited investors,” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act.

$200,000 was paid to the Company on October 29, 2007, for 585,715 shares of Common Stock and warrants exercisable for three years to purchase 292,858 shares of Common Stock at an exercise price of $0.70 per share. These warrants expire on October 29, 2010. Financing charges of $279,828 were booked with regard to these shares and warrants.

$200,000 was paid to the Company on November 30, 2007, for 1,000,000 shares of Common Stock and warrants exercisable for three years to purchase 1,000,000 shares of Common Stock at an exercise price of $0.20 per share. These warrants expire on November 30, 2012. Financing charges of $1,075,388 were booked with regard to these shares and warrants.

On December 31, 2007, the Company entered into a Note Amendment and Securities Purchase Agreement (the “WCOF Agreement”) with West Coast Opportunity Fund LLC (“WCOF”), as buyer, (the “Buyer”). The WCOF Agreement amends the earlier Securities Purchase Agreement of June 15, 2007, under which our wholly-owned subsidiary, Atlas Technology Group (US) Inc (“ATG US”) issued to the Buyer two senior secured promissory notes, each in the principal amount of $2,500,000.00, dated June 15, 2007 and July 11, 2007 (each, a “Promissory Note,” and together, the “Promissory Notes”); 6,500,000 shares of the Company’s Common Stock and 6,500,000 warrants to purchase Common Stock, exercisable for a period of five years from the date of issuance at an initial exercise price of $2.60 per share. Pursuant to the WCOF Agreement, the Buyer agreed to cancel and return the Warrants to the Registrant, in consideration for which the Company has agreed to: (i) enter into the WCOF Agreement, amending the earlier agreement; (ii) amend the Promissory Note dated June 15, 2007, to extend the maturity date from November 30, 2008 to December 31, 2008; (iii) amend and restate the Promissory Note dated July 11, 2007; and (iv) issue a yield enhancement consisting of 3,500,000 shares (the “Yield Enhancement Shares”) of Common Stock. As a result of issuing the Yield Enhancement Shares, the Company incurred a financing charge of $2,973,600.

Repurchases of Equity Securities

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2007.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward Looking Statements

The following discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that are subject to risks and uncertainties. These forward-looking statements are based on our management’s beliefs, as well as assumptions and information currently available to us. When used in this report, the words “believe,” “expect,” “anticipate,” “estimate,” and similar expressions are intended to identify forward-looking statements. There are several important factors that could cause actual results to differ materially from historical results and percentages and results anticipated by the forward-looking statements, such as, but not limited to:

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

Management’s Discussion and Analysis

Our business model primarily focuses on delivering remote IT support services. We leverage the recent advances in software, IT monitoring systems, and communications to build a new leading edge global support infrastructure, providing “follow-the-sun” 24x7 hour software support to large- and medium-sized companies. The new application onboarding and monitoring processes that we have developed should allow for cost savings over existing IT service providers. We believe the IT support offered using our software, systems, and processes will provide a quality product to a wide range of business enterprises and provide a maximum return on our investment.

After two years of development and testing, we started onboarding our first pilot customer in the first quarter of the 2007 and, by year end, we were supporting one customer on a 24x7 support basis and were in various stages of onboarding three other customers. We now have three customers onboarded and are in the final stages of onboarding two others.

Results of Operations

The year 2006 through 2007 was a transitional period for us with the acquisition of AtlasTG on January 20, 2006, the acquisition of BLive in January 2007, and the sale of our previous business, operated from within TDC, on September 14, 2006.

We incurred an operations net loss of $3,190,059 for the year ended December 31, 2007, as compared to an operations net loss of $1,780,896 for the year ended December 31, 2006, which is further explained in the sections below.

Revenues

Total revenues were $574,861 for the year ended December 31, 2007. Because 2006 was a transitional and development year, revenue was limited to $39,706 from consulting activities performed during the third and four quarters of fiscal year 2006.

The 2007 revenue of $574,861 can be split into three categories: (i) revenue from consulting services and placing of consultants with third parties of $205,713; (ii) sale of IT support services software through our BLive operations of $102,456 for the eleven months following the acquisition of BLive; and (iii) $266,692 of onboarding and support sales revenue. The onboarding and support revenue in 2007 is the first revenue generated by our new mainstream business and will build over the coming months as new customers are onboarded and become mainstream support customers. Consulting services are being provided to potential software support customers from our Redmond office, and the provision of consultants is through a joint venture with Breard LLC where we are operating a staff augmentation consulting service for potential support customers as a first step in developing a relationship with these potential customers.

While the revenue in the first quarter came from the provision of consulting services and from our new BLive operation, the bulk of the increase in our revenue for the second, third, and fourth quarters came primarily from onboarding and support to our first IT support customers, for whom we began providing services in March 2007.

We completed the onboarding of our first customer, Mobile Content Networks, Inc. (“MCN”), in Palo Alto, California, in March 2007. MCN provides real-time mobile search solutions to 3GSM mobile telephone networks, such as D2 of Japan and Total Access Communications Plc (“DTAC”) of Thailand.

Subsequent to December 31, 2007, we have completed the onboarding of our second, third, and fourth IT application support customers, Shoe Pavilion Inc (“Shoe Pavilion”), Operative, Inc (“Operative”), and Pay Plus Benefits, Inc  (“PayPlus”) using our own staff, and we expect support revenue from these customers to increase during the year 2008.

Shoe Pavilion is a Sherman Oaks, California, based independent off-price footwear retailer with 108 stores located in the western and southwestern United States. Operative is a New York, New York, provider of ad operations software, technology, and outsourcing services.  PayPlus is a Pasco, Washington, based nationally recognized, award-winning Professional Employer Organization, who outsources human resources administration and payroll functions for companies.

We anticipate that revenue from our new IT support services will increase during the year 2008 as new customers are recruited and onboarded through a direct marketing campaign and also through our sales and onboarding partners, such as Cascade Business Group and Slalom Consulting in the USA, PA Consulting and Universal Information Technology Group Ltd in the UK, and Bizmatica Sistemi s.r.l.in Italy. All of these are IT consulting companies with whom we have signed reseller or partner agreements.

With the acquisition of BLive in January 2007, we acquired several hundred established customers and an established annual revenue base. We are planning to integrate BLive and its proprietary support tools to strengthen our remote technical support and sales, both externally and for our internal corporate Helpdesk support departments and to upgrade the BLive product. BLive targets users in the worldwide Helpdesk support market, which diversifies our revenue base.

Cost of Sales

Our cost of sales for the year end December 31, 2007, was $359,749 compared to $269,091 for the nine months ended September 30, 2007; $193,691 for the first six months to June 30, 2007; and $83,711 in the first three months to March 31, 2007. There was no comparable cost of sales for 2006 because AtlasTG was still developing its software tools and BLive was acquired in January 2007. Cost of sales includes an allocation of salary costs related to the consulting work performed and BLive support services provided, as well as the salaries and engagement fees for the consultants provided to third parties and the share of income for our joint venture partner. The salary costs for our mainstream support services are included under operating expenses with the IT software development and support line.

The Gross Margin for the year ended December 31, 2007, was $215,118 compared to a loss of $28,294 for the year ended December 31, 2006. Because we are still getting systems established, it is too early to predict what gross margin percentages of revenue will be going forward. As we get into full support operations, salary costs of our support staff will be charged as a cost of sales. Previously, they have been charged as IT software development expenses since they were primarily employed over the past two years on the development and testing of our new suite of tools and training and preparing for the support function. Some internal staff was used in the onboarding of the pilot customers so that the tools can be tested and further refined for future use.

Operating Expenses

During 2006, we continued to develop our new software tools for onboarding and monitoring of our customers’ software applications acquired through the AtlasTG acquisition. In the past, we have expensed all of our software development costs in the period the costs were incurred. With the new software purchased and developed through our AtlasTG line of business reaching the live beta and production testing stages, and, by year end 2006, the production implementation stage, our Board of Directors adopted Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and capitalized certain software development costs that meet the requirements of SFAS No. 86. As a result of the adoption of SFAS No. 86, $293,222 of our software development costs were capitalized during the year ended December 31, 2007; whereas, $454,942 of software development costs were capitalized during the year ended December 31, 2006: which are in addition to the $835,192 of IT software costs we acquired from AtlasTG on January 20, 2006, and the $505,121 of software development costs that we acquired from the acquisition of BLive assets.

These capitalized costs will be amortized over three years as the new AtlasTG business goes into full commercialization. The BLive acquired costs were amortized during 2007 and $126,280 of this amortization is included in the depreciation and amortization cost of the attached consolidated financial statements. However, not all of the software development costs for the year met the requirements of SFAS No. 86, and these costs have been charged as an expense to IT software development in the consolidated statement of operations. The total cost of this expenses item was $1,432,633 for the year ended December 31, 2007, compared to $829,780 expensed in the year ended December 31, 2006.

Sales and marketing expenses for the year ended December 31, 2007 were $314,664 compared to $136,260 for the year ended December 31, 2006. Sales marketing expenses consist primarily of compensation and benefits for sales and marketing staff plus advertising expenses, which are primarily the costs incurred in the design, development, and printing of our literature and marketing materials, including website design. We expense all advertising expenditures as incurred. We spent more on sales and marketing expenses in 2007 than the prior year because we are in the growth stage of marketing our new remote IT support business line and towards the end of the year took on extra staff. As we further ramp up our marketing effort, we expect that this expense will increase as we continue to expand our market presence in 2008.

General and administrative expenses consist primarily of compensation and benefits, fees for professional services, and overhead. General and administrative expenses were $1,199,138 for the year ended December 31, 2007, compared to $650,236 for the year ended December 31, 2006. The increase between 2006 and 2007 is attributed to the increase in employees and consultants and extra legal expense associated with the WCOF financing transaction. In addition, three members of the executive team worked without compensation in the first quarter of 2006. It is expected that general and administrative costs will not increase further in 2008 since our aim is to reduce overheads wherever possible over the coming months.

Depreciation and amortization expense increased substantially in during 2007. For the year ended December 31, 2007, it was $458,741 compared to $106,326 for the year ended December 31, 2006. The reason for the sharp increase has been amortization of the IT technology and customer lists that we purchased as part of BLive, which are being amortized over three years and amounted to $264,410 in the current year. As we move into the full support phase during 2008, the amortization of the capitalized software over three years will begin. This will also be a significant expense in future periods, which will offset the increase in revenue from our application support operations.

Loss from Operations

Loss from operations for the continuing business for the year ended December 31, 2007, was $3,190,059 compared to a loss of $1,780,896 for the year ended December 31, 2006. This increased loss was due to additional support cost, sales and marketing expense, general and administrative expenses, and depreciation and amortization as detailed in the above sections. For the quarter ended December 31, 2007, the loss was $957,739 compared to a loss of  $833,743 in the third quarter of 2007 and compared to a loss of $414,929 for the fourth quarter of 2006. Again, the main factors causing the increased loss were additional IT support cost, sales and marketing expense, and depreciation and amortization. As revenue increases, the loss from operations will reduce because we have sufficient office space in all three locations to accommodate our immediate needs and to accommodate additional staff that we need to hire, and we have existing staff resource for the initial customers. In addition, general and administrative costs will remain at the same levels as we build up revenue over the coming twelve months.

Interest Income, Expense, and Other Financing Charges

Interest expense was $155,269 for the year ended December 31, 2007, of which $71,050 was incurred in the fourth quarter of 2007. The increase is due to the accrual of interest on the WCOF term loan and the accrual of $3,000 per quarter of interest on the Note Payable, which was repaid shortly after December 31, 2007. Interest expense for the year ended December 31, 2006, was $36,209 and the largest component of that related to the Note Payable.

Interest income for the year ended December 31, 2007, was $76,171 compared to $468 for the year ended December 31, 2006. The increase in the interest income is primarily attributable to the accrual of interest on the $4,000,000 borrowed from WCOF that was placed in escrow as detailed in Note 5 to the financial statements. Interest expense will be an increasing cost during 2008 as interest expense is accrued and paid on the full WCOF facility of $3.5 million ($1.5 million was repaid early in January 2008 using funds released from escrow) at an interest rate of 5% on $2.5 million and 7.5% on the remaining $1 million.

Following the issuance to WCOF of 6,500,000 shares of Common Stock in the form of “yield enhancement shares” and the warrants exercisable for five years to purchase 6,500,000 shares of Common Stock at an exercise price of $2.60 per share (see Notes 5 and 8 to the financial statements) and other associated transactions, we have been required to carry out a series of Black-Scholes valuations to fair value the various securities that have been issued and then to account for them as additional paid in capital. As a result of the issuance of the shares of Common Stock and warrants associated with the initial WCOF promissory notes, the Company and Atlas US incurred and expensed financing charges of $854,375 for the three months ended June 30, 2007 and also booked as discount on debt of $2,429,775. With the drawdown of the Second Note on July 11, 2007, a further $1,082,071 of financing charges were taken up in the three months ended September 30, 2007, and $814,606 of the total discount of $5 million dollars was amortized. The remaining discount of $4,115,168 was written off to other financing charges at December 31, 2007, and the net effect is shown in the Consolidated Statement of Operations for the year ended December 31, 2007. The corresponding credit was booked to additional paid-in capital and is included in the Stockholder’s equity in the balance sheet. The WCOF transaction accounts for $6,850,621 of the $9,076,514 of other financing charges during the year ended December 31, 2007 (nil 2006).

The remaining $2,225,893 of other financing charges relates to the issue of warrants associated with the raising of both debt and equity as detailed in Notes 5, 8, and 9 of the accompanying financial statements.

Other Comprehensive Income (Expense)

We incurred a loss on unrealized foreign exchange balances of $247,443 for the year ended December 31, 2007 (as compared to a gain of $784 in the year ended December 31, 2006). These exchange fluctuations occurred during the year due to the fall of the U.S. dollar relative to the Euro as our Malta office incurs costs in Euro tied currency and a large proportion of our creditors and short-term advances are in Euro-related currencies and, to a significantly lesser extent, the fall of the U.S. dollar against the New Zealand dollar.

Provision for Income Taxes

Our income tax expense for the year ended December 31, 2007, was $804 compared to $1,914 for the year ended December 31, 2006. This cost relates to adjustments for prior years and a minimum tax charge in the current year.

Comprehensive Net Income (Loss)

The comprehensive net loss for the year ended December 31, 2007, was $12,593,918 compared to $1,817,767 for the year ended December 31, 2006, due to the SG&A previously discussed. With the sale of TDC we made a recovery of $173,853 (after taxes), which was treated as income from discontinued operations and offset against the operating loss of $1,991,620 from continuing operations to obtain the comprehensive loss of $1,817,767 in year ended December 31, 2006.

Liquidity and Capital Resources

During the year ended December 31, 2007, we raised $1,417,000 compared to $2,439,753 in the year ended December 31, 2006, through the sale of new equity securities (before costs) and $5 million of debt to finance the development of the new AtlasTG business. This new equity and debt was used to fund the business working capital requirements to develop our IT support tools and platform for our new business line during the year ended December 31, 2007, and the working capital requirements going forward into 2008. .

On December 31, 2007, we had cash on hand of $25,724 compared to $130,991 at December 31, 2006. We also had the WCOF Escrow Deposit of $4,011,107. This was released on January 3, 2008, and $1,500,000 was used to partially repay the WCOF debt and $132,000 was used to repay the loan payable showing in the current liabilities section of the Consolidated Balance Sheet. A further $550,000 of creditors and short-term debt was repaid, and $180,000 of placement agent fees were paid on the release of the WCOF debt proceeds.

Sales of equity have historically been our primary source of funding. We will need to continue to successfully raise additional capital through the sale of our equity securities throughout 2008 to have sufficient working capital to successfully bring online new customers to achieve our revenue targets and to enable us to repay the balance of the WCOF loan now standing at $3,500,000, plus the interest accrued thereon. We anticipate that during 2008, revenue will increase as a result of sales to our existing IT support customers and new customers, which we are targeting as part of our marketing plans so that we can reach a point where assets are equal to or higher than liabilities during the 2nd half of the 2008 year.

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

Allowance for Doubtful Accounts.

We regularly review our accounts receivable and, where necessary, set up and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments, which is included in our bad debt expense. Management determines the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customer receivables, considering customers’ financial condition, credit history, and current economic conditions. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Revenue Recognition.

Revenue is generally recognized when all the following criteria are met: (i) persuasive evidence that contractual agreement exists, (ii) delivery has occurred, and (iii) the fee is fixed or determinable and collection is probable. If all aspects but the last have been met or if post-contract customer support could be material, revenue is recognized with payments from customers are received. Any losses on contracts are recognized immediately.

Income Taxes.

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Significant judgment is required in determining our provision for income taxes. We assess the likelihood that our deferred tax asset will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we establish a valuation allowance. We consider future taxable income projections, historical results, and ongoing tax planning strategies in assessing the recoverability of deferred tax assets. However, adjustments could be required in the future if, we determine that the amount to be realized is lesser or greater than the amount that we recorded. Such adjustments, if any, could have a material impact on our results of our operations.

Stock Based Compensation

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

In December 2004, the FASB issued a revision to SFAS No. 123R, “Accounting for Stock Based Compensation.”  This statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”  and its related implementation guidance.  This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123R.  This statement does not address the accounting for employee share ownership plans, which are subject to the American Institute of Certified Public Accountants Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”  The Company expects no changes to its financial reporting as a result of the application of the foregoing because it is already reporting and complying with the fair value method of SFAS No. 123R.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51"("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows but we believe that this will not affect us.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition for results of operations.

Risk Factors

The following risk factors apply to our business:

We have a limited operating history and there is a great degree of uncertainty as to our future results. We have experienced losses over the past few years and may never achieve sustained profitability.

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

We might require additional capital to support business growth, and this capital might not be available.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges or opportunities, including the need to develop new services or enhance our existing service, enhance our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. In addition, if we raise additional funds through further issuances of equity or securities, our existing stockholders would suffer dilution.

We face substantial competition in our industry.

While we are seeking to position ourselves in a new and unique space, there are also a large number of traditional consultancy competitors competing in this space, including IBM Global Services (“IBM”), Hewlett-Packard (“HP”), Electronic Data Systems Corporation (“EDS”), and Accenture Ltd. (“Accenture”), as well as a number of smaller independent service providers. The industry is broken down into three segments: first, are the hardware manufacturers that provide additional IT services; second, are the large pure-play IT service providers targeting Fortune 500 companies; and, third, are smaller independent companies that generally specialize in specific local markets.

The improvement of infrastructure has meant the introduction of additional competitors to the competitive picture, notably in India, where Wipro Limited (“Wipro”) and Infosys Technologies Limited (“Infosys”) provide support services and call centers. There are other smaller regional players, such as Wavex and Motive that are also targeting the SMB market.

In addition, we believe that the single biggest competitive factor is existing in-house support groups. We believe that we will be competing with in-house support groups rather than external competitors in over 90% of competitive cases.

Our IT support services may not be accepted by the industries that require IT support.

Our future success depends on our ability to create and deliver sophisticated tools to support our new IT support business in order to be attractive to a sufficient number of users to generate significant revenues. We need to develop, attract, retain, and expand a loyal customer base for our new services so that the results of our operations and financial condition will materially improve over the next twelve months.

Our success depends on our ability to address potential market opportunities while managing our expenses. If we are unable to manage our expenses, our business and financial conditions will be materially adversely affected.

Our future success depends upon our ability to successfully balance maximizing market opportunities and managing our expenses. Our need to manage expenses will place a strain on our management and operational resources. If we are unable to manage our expenses effectively, our business, financial condition, and operating results will be materially adversely affected. We have experienced unprofitable years during 2006 and 2007, and we expect increased marketing and operational expenses in the near future as we increase the size of our operations and continue to comply with the requirements of the Sarbanes-Oxley Act of 2002.

 Our future success depends on our ability to attract customers from both within and outside the United States. Jurisdictions outside the United States may impose tax and regulatory burdens on our business, which could have a material adverse affect on our business, financial condition, and results of operations.

Our future success will be affected by our ability to attract customers from countries outside the United States. Foreign countries could impose withholding taxes or otherwise tax our foreign income, impose tariffs, embargoes or exchange controls, or adopt other restrictions on foreign trade or restrictions relating to use or access of or distribution of software through electronic means.

The laws of certain countries also do not protect our intellectual property rights to the same extent as the laws of the United States. In addition, we are subject to the United States export control regulations that may restrict our ability to market and sell our products to certain countries outside of the United States. Failure in successfully marketing our products in international markets could have a material adverse effect on our business, operating results, and financial conditions.

Our success depends on our key personnel and attracting suitably skilled staff. We may be unable to attract and retain qualified employees

Our performance and success of the existing business is dependent substantially on the services of our existing small group of experienced senior staff, as well as on our ability to recruit, retain, and motivate our key employees. We will require a much larger staff as our business grows.

We do not have employment contracts with our key officers. Their relationships with us are terminable at will. We intend to address the issue of employment contracts with our key officers in 2008. Support and general staff have employment contracts appropriate to their particular locale and the type of services they provide. Our success also depends on our ability to attract and retain additional qualified employees. Competition for qualified personnel in all of our locations is intense and there are a limited number of persons with the knowledge and experience in our industry. There can be no assurance that we will be able to attract and retain key personnel in our key initial recruitment areas of Malta and Wellington, New Zealand.

We expect high variability and uncertainty as to our future operations and financial results.

We expect high variability and uncertainty as to our future operations and financial results. As we continue to develop and market our business, our quarterly operating results may fluctuate as a result of a variety of factors. Many of these factors are outside of our control, including demand for the development and introduction of new products and services by our competitors, price competition or pricing changes in the industry, foreign exchange rate changes, technical difficulties or system downtime, general economic conditions, and economic conditions specific to the Internet and related media. Due to these factors, among others, our operating results may fall below our expectations and the expectations of investors.

Our success depends on our ability to develop services that meet our customers’ requirements and to keep pace with technology trends in an ever evolving IT sectors.

Our success depends on our ability to develop and provide new services that meet our customers’ changing requirements. The IT sector and the Internet are characterized by rapidly changing technology, evolving industry standards, changes in customer needs, and frequent new service and product innovations. Our success will depend, in part, on our ability to assess and effectively use unproven technologies and unproven standards. We must evaluate and utilize technical standards developed by industry committees and continue to develop our technological expertise, enhance our current services, develop new services that meet changing customer needs, and influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis. If we fail to adequately assess or utilize these standards or proprietary technologies at the appropriate time in the marketplace, the competitive advantages of our products and services and our business, financial condition, and operating results could be materially adversely affected.

Our Independent Auditor’s Report contains a going concern qualification which means there is substantial doubt about our ability to continue as a going concern

Our independent registered public accounting firm has concluded that we have suffered recurring losses from operations and have a working capital deficiency that raises substantial doubt about our ability to continue as a going concern. Additionally, we have incurred significant operating and net losses and have been unable to meet our cash flow needs with internally generated funds. Our cash requirements (primarily working capital requirements and cash for product development activities) have been satisfied through borrowings and the issuance of securities in a number of private placements. At December 31, 2007, we had cash and cash equivalents on hand of approximately $4,036,831, including $4,011,107 of restricted cash, current accounts payable, accruals and short term loans of $1,737,951 and promissory notes payable of $5,000,000 due on December 31, 2008.  We may need to continue to raise additional equity or debt financing to adequately fund our strategies and to satisfy our ongoing working capital requirements. If we are unable to obtain such financing in a timely manner, we could be forced to curtail or cease operations. Even if we are able to pursue these strategies, there can be no assurances that we will ever attain profitability. The financial statements included herein do not include any adjustments that might result from the outcome of this uncertainty.

 Increasing governmental regulation on electronic commerce and legal uncertainties could limit our growth.

The adoption of new laws or the adaptation of existing laws to the Internet may limit use of the Internet, which could in turn limit or decrease the demand for our services, increase our cost of doing business, or otherwise harm our business. Federal, state, local, and foreign governments are considering a number of legislative and regulatory proposals related to Internet commerce.

A number of laws and regulations may be adopted or amended related to Internet user privacy, Internet security, taxation, pricing, quality of products and services on the Internet, and intellectual property ownership. The application of existing laws to the Internet, in areas such as property ownership, copyrights, trademarks, and trade secrets could have an adverse effect on our business.

Capacity constraints and system disruptions could substantially reduce the products we sell and undermine our reputation for reliability among our customers and potential customers.

The satisfactory performance, reliability and availability of our data centers, and our network infrastructure are critical to attracting and maintaining relationships with customers. While the primary data center has back-up measures built into it, and we have some duplication and back-up in our Malta and Wellington offices, any system interruptions that result in the unavailability of our data center and slower response times over the Internet for users could reduce the attractiveness of our services to our customers. Any disruption of our services would have a materially adverse effect on our business, financial condition, and results of operations.

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

As resources allow and our growth develops, it is intended that a second data center will be established so that we can continue operating following a natural or other disaster in one of our locations. Until this second data center is established, some duplicate files are being kept on the local systems in Malta and New Zealand, as well as having redundancy capacity within the existing system.

We do have an insurance policy that partially alleviates some of the financial losses that could be incurred due to hacking or other external factors, but this does not compensate for reputation loss.

There may be conflicts of interest among our officers, directors, and stockholders.

Our executive officers, directors, and their affiliates may engage in other activities and have interests in other entities on their own behalf or on behalf of other persons. Neither we nor any of our stockholders will have any rights in these ventures or their income or profits. In particular:

•	Our executive officers, directors, or their affiliates may have an economic interest in, or other business relationship with, partner companies that invest in us; and

•	Our executive officers, directors, or their affiliates may have interests in entities that provide products or services to us.

In any of these cases:

•	Our executive officers or directors may have a conflict between our current interests and their personal financial and other interests in another business venture;

•	Our executive officers or directors may have conflicting fiduciary duties to us and the other entity; and

•
The terms of transactions with the other entity may not be subject to arm’s length negotiations and therefore may be on terms less favorable to us than those that could be procured through arm’s length negotiations.

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

Our involvement in any patent dispute, other intellectual property dispute or action to protect proprietary rights may have a materially adverse effect on our business, operating results, and financial condition. Adverse determinations in any litigation may subject us to liabilities, require us to seek licenses from third parties, and prevent us from marketing and selling our products. Any of these situations can have a material adverse effect on our business, operating results, and financial condition.

We are susceptible to parties who may compromise our security measures, which could cause us to expend capital and have a materially adverse effect on our financial condition and results of operations.

Hackers may be able to circumvent our security measures and could misappropriate proprietary information or cause interruptions in our Internet operations. In the past, computer viruses or software programs that disable or impair computers have been distributed and have rapidly spread over the Internet. Computer viruses could be introduced into our systems or those of our users, which could disrupt our network or make our systems inaccessible to users. Any of these events could damage our reputation among our customers and potential customers and substantially harm our business. We may be required to expend capital and resources to protect against the threat of security breaches or to alleviate problems caused by these breaches. Consumer concern over Internet security has been, and could continue to be, a barrier to commercial activities requiring consumers to send their credit card information over the Internet. Computer viruses, break-ins, or other security problems could lead to misappropriation of proprietary information and interruptions, delays, or cessation in service to our customers. Moreover, until more comprehensive security technologies are developed, the security and privacy concerns of existing and potential customers may inhibit the growth of the Internet as a merchandising medium. Further, our business is subject to the effects of war and acts of terrorism.

The following risk factors apply to the securities markets and investments in our Common Stock:

Our stock price is volatile and a stockholder’s investment in our Common Stock could suffer a decline in value.

The trading price of our Common Stock has fluctuated significantly in the past. The future trading price of our common stock may continue experiencing wide price fluctuations in response to a number of factors, some of which are beyond our control, such as:

•	actual or anticipated fluctuations in revenue or operating results;

•	changes in market valuation of companies in our industry generally;

•	announcements of research activities and technology innovations or new products or services by us or our competitors;

•	failure to meet expectations of performance;

•	developments in or disputes regarding copyrights, trademarks, patents, and other proprietary rights; and

•	general economic conditions.

As a result of the registration statement which was filed and declared effective in the 4th quarter of 2007, a significant number of restricted shares have been registered and made available for resale. Sales of a substantial number of shares of our Common Stock in the public market, including the shares offered under registration statements and shares available for resale under Rule 144 of the Securities Act, or the perception that such sales could occur, could significantly depress the prevailing market price of our Common Stock.

We expect quarterly revenue and operating results to vary in future periods, which could cause our stock price to fluctuate.

Our limited operating results have varied widely in the past, and we expect they will continue to vary from quarter to quarter as we attempt to commercialize our product and develop our new IT support business. Our quarterly results may fluctuate for many reasons, including a limited operating history and dependence on a limited number of customers for a significant portion of our revenue.

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

In addition, we believe that various other factors may cause the market price of our Common Stock to fluctuate, including announcements of:

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

We have an existing obligation pursuant to a registration rights agreement to register the resale of additional shares of Common Stock that could have substantial diminution and other materially adverse effects on existing stockholders and investors.

In regards to WCOF, we have an existing registration rights agreement with various investors under which we could be obligated to register the resale of additional shares of Common Stock. As the rights under this agreement are exercised, then the additional number of freely-tradable shares of Common Stock could significantly depress the prevailing market price of our Common Stock and our existing srtockholders could suffer substantial diminution in the value of their shares of Common Stock and other materially adverse effects.

The market for our stock has not been liquid.

Our Common Stock is currently quoted for trading on the OTC Bulletin Board. As a result, the liquidity of our common stock is limited, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and the lack of coverage by security analysts, and the lack of coverage by news media of the Company. Therefore, holders of our Common Stock may have difficulty selling their shares in the public markets.

Our ability to issue additional securities without stockholder approval could have substantial dilutive and other adverse effects on existing stockholders and investors.

We have the authority to issue additional shares of Common Stock and to issue options and warrants to purchase shares of our Common Stock without stockholder approval.  Future issuance of Common Stock could be at values substantially below the offered price of the Common Stock offered in the past, and, therefore, could represent further substantial dilution.  As of December 31, 2007, we had outstanding options exercisable to purchase up to 33,084 shares of Common Stock and outstanding warrants exercisable to purchase up to 4,107,092 shares of Common Stock.  Exercise of these warrants and options could have a further dilutive effect on existing stockholders.

ITEM 7. FINANCIAL STATEMENTS

ATLAS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2007 AND 2006

ATLAS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES

Atlas Technology Group, Inc
Redmond, WA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Atlas Technology Group, Inc as of December 31, 2007 and 2006, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlas Technology Group, Inc as of December 31, 2007 and 2006 and the results of its operations, stockholders equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has limited cash. In addition, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Williams & Webster, P.S.

Certified Public Accountants
Spokane, Washington
April 10, 2008

ATLAS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

	2007	2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$25,724	$130,991
Cash Escrow Deposit	4,011,107	—
Accounts receivable	64,387	10,229
VAT receivable	13,345	40,705
Prepaids and deposits	18,636	23,731
Total Current Assets	4,133,199	205,656

OTHER ASSETS
Equipment and furniture, net	168,024	209,853
Software development, net	647,782	421,727
IT technology, net	1,216,827	835,193
Customer lists and Trademarks, net	414,388
Total Other Assets	2,447,021	1,466,773

TOTAL ASSETS	$6,580,220	$1,672,429

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank Overdrafts	$47,896	$—
Accounts payable	972,977	552,971
Accrued expenses	341,304	150,999
Income taxes payable	2,292	5,440
Loans payable, related parties	241,481	70,582
Loans payable	132,000	120,000
WCOF Loan of $5,000,000 less accrued finance charges of $2,975,000	3,025,000	—
Total Current Liabilities	3,762,950	899,992

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Redeemable convertible preferred stock: 10,000,000 authorized - None issued	—	—
Common stock, $0.0004 par value; 200,000,000 shares authorized 39,513,949 and 25,081,805 shares issued and outstanding respectively for 2007 and 2006	15,797	10,024
Additional paid-in capital	20,905,146	6,272,168
Accumulated (Deficit)	(17,857,014)	(5,510,539)
Other comprehensive income (loss)	(246,659)	784
Total Stockholders’ Equity	2,817,270	772,437
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$6,580,220	$1,672,429

The accompanying notes are an integral part of these consolidated financial statements

ATLAS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
REVENUES	$574,861	$39,706

COST OF REVENUE	359,743	68,000

GROSS PROFIT (LOSS)	215,118	(28,294)

EXPENSES
IT software development	1,432,633	829,780
Sales and marketing	314,664	136,260
General and administrative	1,199,138	650,236
Depreciation	458,741	106,326
Total Expenses	3,405,177	1, 752,602

LOSS FROM OPERATIONS	(3,190,059)	(1,780,896)

OTHER INCOME (EXPENSE)
Interest Income	76,171	468
Interest expense	(155,269)	(27,558)
Other financing charges and amortization	(9,076,514)	(8,651)
Total Other Income/Expenses	(9,155,612)	(35,741)

NET LOSS	(12,345,671)	(1,816,637)

INCOME TAX EXPENSE	(804)	(1,914)
NET LOSS	(12,346,475)	(1,818,551)

LOSS FROM CONTINUING OPERATIONS	(12,346,475)	(1,992,404)

INCOME FROM DISCONTINUED OPERATIONS	—	173,853
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign exchange translation	(247,443)	784
COMPREHENSIVE LOSS	$(12,593,918)	$(1,817,767)

NET LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED FROM CONTINUING OPERATIONS	$(0.37)	$(0.09)
NET LOSS PER SHARE OF COMMON STOCK:
BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	$—	$0.01

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK OUTSTANDING, BASIC AND DILUTED	33,853,472	22,582,863

The accompanying notes are an integral part of these consolidated financial statements

ATLAS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

	2007	2006
Cash Flows from Operating Activities
Net (loss)	$(12,346,475)	$(1,992,404)
Discontinued operations income	—	173,853
	(12,346,475)	(1,818,551)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Non-cash financing charges associated with issue of stock and warrants	9,076,514	8,651
Depreciation and amortization	458,741	104,587
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(54,158)	10,229
(Increase) decrease in VAT receivable	27,360	—
(Increase) decrease in prepaids and deposits	5,096	9,476
Increase (decrease) in Overdrafts	47,896	—
Increase (decrease) in accounts payable	420,006	10,480
Increase (decrease) in accrued expenses	190,305	(153,915)
Increase (decrease) in tax payable	(3,148)	1,558
Net cash provided (used) by discontinued operations	—	(169,610)
Net cash provided (used) by operating activities	10,168,612	(1,997,095)

Cash Flows from Investing Activities
Purchase of Atlas Technology Group	—	(37,235)
Cash from acquisition of BLive Networks/Atlas Technology Group	414	93,273
Purchase of equipment and furniture	(83,145)	(55,869)
Purchase of software and software development	(433,465)	(455,267)
Net cash provided (used) by discontinued operations	—	1,912
Net cash used in investing activities	(516,196)	(453,186)

Cash Flows from Financing Activities
Proceeds from issuance of stock	1,417,000	2,439,753
Repayment of borrowing	—	(175,175)
Increase in Note Payable	12,000	—
Proceeds from borrowing	5,170,899	270,582
Restricted cash in escrow	(4,011,107)	—
Net cash provided (used) by discontinued operations	—	(6,232)
Net cash provided by financing activities	2,588,792	2,528,928

Net increase (decrease) in cash and cash equivalents	(105,267)	78,,647

Cash and cash equivalents beginning of period	130,991	52,344

Cash and cash equivalents	$25,724	$130,991

The accompanying notes are an integral part of these consolidated financial statements

ATLAS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007 AND 2006

SUPPLEMENTAL CASH FLOW INFORMATION:	2007	2006
Income taxes paid	$3,299	$—
Interest paid	$134,036	$23,715

NON-CASH FINANCING AND INVESTING ACTIVITIES
Acquired IT technology from Atlas TG	$—	$835,193
VAT receivable from Atlas TG	$—	$22,596
Loan and interest exchanged from AtlasTG	$—	$1,143,690
Equipment acquired from AtlasTG	$—	$225,030
Deposits and prepaid expenses acquired from AtlasTG	$—	$4,924
Stock issued for debt	$—	$100,000
Cash	$414	$—
Accounts Receivable, net (since collected)	$150,520	$—
Computer equipment	$57,204	$—
Acquisition of IT Technology from BLive	$505,121	$—
Acquisition of customer list and trademarks from BLive	$555,312	$—

The accompanying notes are an integral part of these consolidated financial statements

ATLAS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

					Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount $	Shares	Amount $	Capital $	Deficit $	Total $
Opening Balances at December 31, 2005	21,607,555	$8,635	84,000	$34	$4,098,902	$(3,691,988)	$415,583
Exercise of staff options at $0.48 per share	6,250	2	—	—	2,998	—	3,000
Placement of common stock issued at $0.50	1,714,000	686	—	—	439,025	—	439,711
Placement of common stock issued at $1.25	1,140,000	456	—	—	1,424,544	—	1,425,000
Placement of common stock issued at $0.50	80,000	32	—	—	39,968	—	40,000
Placement of common stock issued at $1.00	300,000	120	—	—	299,880	—	300,000
Exercise of Warrants at $1.00 per share	50,000	20	—	—	49,980	—	50,000
Common Stock issued in settlement of debt at $1.00 per share and 50,000 warrants	100,000	40	—	—	108,611	—	108,651
Application monies for unallocated stock	—	—	—	—	43,540	—	43,540
Warrants issued for issuance costs	—	—	—	—	8,550	—	8,550
Preferred ‘B’ stock converted to common stock and warrants	84,000	34	(84,000)	(34)	(5,880)	—	(5,880)
Net costs of new issues	—	—	—	—	(237,950)	—	(237,950)
Other comprehensive income, foreign exchange	—	—	—	—	—	784	784
Net income (loss)	—	—	—	—	—	(1,818,551)	(1,818,551)
Balances at December 31, 2006	25,081,805	$10,024	—	$—	$6,272,168	$(5,509,755)	$772,437
Issue of 1,150,000 shares of Common stock re acquisition of BLive Networks Inc at $1.00	1,150,000	460	—	—	1,149,540	—	1,150,000
Adjustment for warrants issued re BLive acquisition	—	—	—	—	87,900	—	87,900
Placement of Common stock issued at $1.00	100,000	40	—	—	99,960	—	100,000
Placement of Common stock issued at $1.00	200,000	80	—	—	199,920	—	200,000
Adjustment for warrants issued in association with debt raised	—	—	—	—	32,982	—	32,982
Shares issued to West Coast Opportunity Fund at effective rate of $0.85	3,250,000	1,300	—	—	2,761,200	—	2,762,500
Adjustment for warrants issued in association with WCOF debt	—	—	—	—	507,650	—	507,650
Adjustment for warrants issued to WCOF broker	—	—	—	—	40,612	—	40,612
Adjustment for shares issued in association with consulting work done	140,000	56	—	—	118,944	—	119,000
Shares issued for repayment of debt with adjustment for warrants issued in association with repayment of debt	650,000	260	—	—	750,425	—	750,685
Adjustment for shares and warrants issued in association with extension of debt Note	25,000	10	—	—	35,265	—	35,275
Shares issued to West Coast Opportunity Fund at effective rate of $0.92	3,250,000	1,300	—	—	2,988,700	—	2,990,000
Adjustment for warrants issued in association with WCOF debt	—	—	—	—	593,172	—	593,172
Exercise of Warrants at $1.00 per common share	10,000	4	—	—	9,996	—	10,000
Placement of Common Stock at $0.35	571,429	229	—	—	399,772	—	400,000
Adjustment for warrants issued in association with $0.35 Stock	—	—	—	—	73,003	—	73,003
Placement of Common Stock at $0.35	585,715	234	—	—	409,766	—	410,001
Adjustment for warrants issued in association with $0.35 Stock	—	—	—	—	74,828	—	74,828
Placement of Common Stock at $0.20 and issue of 1 million warrants	1,000,000	400	—	—	1,274,988	—	1,275,388
Shares issued to West Coast Opportunity Fund on reorganization of loan	3,500,000	1,400	—	—	2,973,600	—	2,975,000
Warrants issued for consulting	—	—	—	—	50,756	—	50,756
Net Income (Loss)	—	—	—	—	—	(12,346,475)	(12,346,475)
Other Comprehensive Income (Loss) - foreign exchange	—	—	—	—	—	(247,443)	(247,443)
Balances at December 30, 2007	39,513,949	$15,797	—	$—	$20,905,146	$(18,103,673)	$2,817,270

The accompanying notes are an integral part of these consolidated financial statements

ATLAS TECHNOLOGY GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2007 AND 2006

NOTE 1 - NATURE OF BUSINESS

We were incorporated in August 1998 as Tribeworks Inc., a California corporation (“California Tribeworks”). On November 2, 1999, we entered into a transaction with Pan World Corporation, a publicly-traded Nevada corporation (“Pan World”), whereby Pan World agreed to provide financing in connection with the merger of a newly-formed subsidiary of Pan World into California Tribeworks (the “Recapitalization”). Prior to the Recapitalization, Pan World had no material operations. As a result of the Recapitalization, shareholders of California Tribeworks exchanged all of their shares of California Tribeworks for Pan World common stock. Subsequent to the Recapitalization, we were reincorporated in Delaware as Tribeworks, Inc and at our Annual General Meeting held on July 12, 2007, the name of the Company was changed to Atlas Technology Group, Inc.

During 2005, the enterprise application development business of Tribeworks was separated into a wholly-owned subsidiary named Tribeworks Development Corporation (“TDC”). The TDC business was primarily built around the sale of software through two main distribution channels: the graphics software tools business and proprietary products called iShell® or iShell Mobile and an enterprise application development business. TDC was sold to its former management on September 14, 2006. Until mid-2006, the iShell line of products and the enterprise application development business were our primary product offering and business. The former assets, liabilities, and business operations of TDC were reclassified as discontinued operations in the financial statements in this annual report for the year ended December 31, 2006 on Form 10-KSB.

On January 20, 2006, we acquired TakeCareofIT Holdings Ltd., doing business as Atlas Technology Group, a Malta Corporation that was established in September 2004 to provide external Information Technology (“IT”) application support services for organizations with large IT functions as is referred to hereafter as “AtlasTG” or the “AtlasTG business.” This IT support business will be our primary business focus going forward and thus 2006 was a transitional year for us. We plan to become a leading IT outsourcing support company for custom software applications worldwide. After extensive beta testing, the Atlas business line is now generating revenue with the first support customers signed on in February 2007. Our in-house developed tools and processes, which are needed to customize the monitoring and support IT applications and provide remote IT application support and feedback to our customers, are now ready to meet the needs of our customers and are being marketed to five customers who are either fully utilizing our remote IT support or in the final process of being installed (“Onboarded”) as fully serviced customers.

On January 26, 2007, the Company acquired all of the assets (but not the liabilities) and customers of BLive Networks, Inc. Included with these assets was a Canadian company called InfoBuild Networks (Canada) Inc. The assets acquired were added to this Company and the name of it has been changed to BLive Networks Inc. (“BLive”), and the business has continued to trade through this Company.

Our head operating office is located in Malta. We also have subsidiary offices in Wellington, New Zealand, and Redmond, Washington, and a data center in Seattle, Washington. We currently have twenty-one employees and three working executive directors. Our primary service of remotely supporting custom and complex software applications for customers who want to outsource non-core business processes and focus on their core competencies, through the use of proprietary processes and monitoring systems, is maintained by our state-of-the-art data centers in Seattle and Malta, and “follow-the-sun” 24x7 hour support centers in Malta, Redmond/Seattle, and Wellington.

After two years of development and testing, the Company is now implementing and marketing its IT application support services and is pursuing sales in the western United States and in the European Union (“EU”), specifically the United Kingdom (“UK”) and Italy. The Company now has support contracts with five customers in the United States. The Company will continue to target customers in Italy, the UK, and the United States before it later expands its sales efforts worldwide. The Company is initially marketing to four targeted groups of potential clients:

1)
Directly to initial pilot customers, who will serve as final beta test opportunities for the Company’s systems, software monitoring, and incident management systems and directly to smaller customers with existing in-house support operations;

2)	Agent companies, who are strategic partners and will represent the Company in specific regions in defining strategic reseller and onboarding partners;

3)	Onboarding partners who have the internal capabilities to select and technically audit, harden, stress-test, and document complex software systems; and

4)
Reseller channel partners who will be the backbone of the Company’s sales strategy. With existing customer bases of large and complex software systems, resellers will be provided the advanced AtlasTG tools and systems to monitor and support highly complex software systems on an ongoing basis.

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

Basis of Consolidation

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly owned subsidiaries. As the acquisition of Atlas TG business was January 20, 2006, the 2006 comparative figures include that business for 2006, while the business and assets of TDC (sold September 14, 2006) have been treated as discontinued operations.

On January 26, 2007, the Company acquired all of the assets (but not the liabilities), (including IT Technology, trademarks, and customers of BLive Networks Inc.) in exchange for 1,150,000 shares of Common Stock of the Company. Included in these assets purchased from BLive Networks Inc was 49% of a Canadian company called InfoBuild Networks (Canada) Inc., and subsequent to the initial acquisition an option to purchase the remaining 51% of InfoBuild Networks (Canada) Inc was exercised. The assets acquired have been injected into this company and the name of it has been changed to BLive Networks Inc. and the BLive business has continued to trade through this company and this business is referred to as “BLive”. The assets acquired have been consolidated into these financial statements and the results of BLive from January 26, 2007.

The financial statements of the Company are presented on a consolidated basis and include the Company and its wholly-owned subsidiaries since the first quarter of 2006:

Atlas Technology Group Holdings Limited	Malta
Atlas Technology Group Limited	Malta
Atlas Technology Group (NZ) Limited	New Zealand
Atlas Technology Group (US) Inc.	Washington State, USA
Atlas Technology Group Consulting Inc. BLive Networks Inc	Washington State, USA British Columbia, Canada

The Company and its two U.S. subsidiaries listed above are all Delaware companies, operating in Washington State.

All material inter-company transactions have been eliminated.

Advertising Expenses

Advertising expenses consist primarily of costs incurred in the design, development, and printing of literature and marketing materials including website design. The Company expenses all advertising expenditures as incurred. Advertising expenses were $45,163 and $36,260 for the years ended December 31, 2007 and 2006, respectively.

Accounts Receivable

Accounts receivable are reported at net realizable value. The Company provides an allowance for doubtful accounts and records bad debts based on a periodic review of accounts receivable to consider the collectability of each account.

At December 31, 2007, we had $64,387 (2006: $10,229) outstanding accounts receivable plus $13,345 of valued added tax refunds receivable at December 31, 2007 (2006: $40,705).

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments (or short-term instruments) with original maturities of three months or less to be cash equivalents.

Compensated Absences

Employees are entitled to paid vacation, sick, and personal days off, depending on job classification, length of service, and other factors, after the employee has worked for a minimum period of one year. The Company’s policy is to recognize the cost of compensated absences when actually paid to employees as the compensation can also be lost if not taken within a specified time. If the amounts were estimable, it would not be currently recognized as the amount would be deemed immaterial because of the small number of employees who have been with us for more than a year and who have leave owing.

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

Concentration of Credit Risk

The Company and each subsidiary maintain cash in both local currency and U.S. dollar commercial bank accounts with major reputable financial institutions. The financial institutions are considered credit worthy and have not experienced any losses on their deposits at December 31, 2007 or 2006. Cash balances did not exceed Federal Deposit Insurance Corporation (FDIC) limits within the United States, except the Cash Escrow Deposit with Wells Fargo Trust, which exceeds the limit by $3,911,107. Funds were held in accounts with HSBC in Canada, Malta, and New Zealand, countries not covered by FDIC.

Customer Concentrations

In 2007, three customers accounted for 35%, 29%, and 5% of total revenues, respectively. In 2006, three customers accounted for 77%, 13%, and 10% of total revenues, respectively. At December 31, 2007 and 2006, accounts receivable from these major customers totaled $23,961 and $10,229 respectively.

Revenues from international customers were approximately 4% and 90% of total revenues in 2007 and 2006, respectively. Revenues are paid in U.S. dollars and Euros. Approximately 4% and 11% of revenues in 2007 and 2006, respectively, were generated from non-U.S. based customers. At December 31, 2007 and 2006, accounts receivable from all international customers totalled approximately $4,424 and $10,301, respectively.

Earnings (Loss) per Share

Basic earnings per share (“EPS”) is computed based on net income (loss) divided by the weighted average number of shares of Common Stock outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of shares of Common Stock and potential Common Stock equivalents outstanding.

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates and assumptions are reviewed periodically and the effects of revisions are reflected in the consolidated financial statements in the period they are determined.

Fair Value of Financial Instruments

The Company’s financial instruments defined by SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” include cash, receivables, and short-term debt for which the Company believes, due to the short maturity of these financial Instruments, approximates fair value at December 31, 2007.

Foreign Currency Translation

Transactions in foreign currencies are translated at the rates of exchange ruling on the dates of the transactions. Monetary assets and liabilities expressed in foreign currencies are translated at the rates of exchange prevailing at the end-of-period exchange rates and the translation differences are dealt with through the profit and loss account.

Atlas Technology Group Holdings Limited and Atlas Technology Group Limited functional currency during 2007 and 2006 was Maltese Lira (“MTL”); however, the statutory financial statements are presented in terms of Euros as required by Article 187 of the Companies Act, 1995 (Malta), which stipulates that a company must draw up its annual accounts in the same currency as that of its share capital. As from January 1, 2008, Malta adopted the Euro and this will be the functional currency in future years. The U.S. companies use U.S. dollars and the New Zealand subsidiary uses New Zealand dollars as their functional currencies. The AtlasTG financial statements have been converted into U.S. dollars and reformatted to conform to U.S. GAAP. The prime accounting records transactions denominated in foreign currencies are translated at the rates of exchange ruling on the dates of the transactions. Monetary assets and liabilities expressed in foreign currencies are translated at the rates of exchange prevailing at balance sheet date. Transaction differences are dealt with through the operating statement. Unrealized gains or losses on foreign currency translations are included in comprehensive income.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net losses during both 2007 and 2006. These factors, among others, indicate that the Company may be unable to continue as a going concern for a reasonable period of time unless breakeven (where assets are equal to liabilities) can be attained within a reasonable time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To continue developing the AtlasTG business stream, which is now in the initial production stages and is being deployed with customers, management plans to raise additional equity before the end of 2008. Unless breakeven (where assests are equal to liabilities) is achieved and new equity is raised there is substantial doubt about the Company’s ability to continue as a going concern. The recoverability of the recorded assets and satisfaction of the liabilities reflected in the accompanying balance sheets is dependent upon our continued operation, which is in turn dependent upon our ability to raise additional equity to meet its cash flow requirements on a continuing basis and to succeed in its future operations. There can be no assurance that management will be successful in implementing its plans. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

The Company accounts for income taxes and the related amounts under the liability method. Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all for the deferred tax assets will not be realized.

In July 2006, FASB issued FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement 109”, which clarifies the accounting for uncertainty in tax positions. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest, penalties, accounting in interim periods, disclosure, and transition. We adopted the provisions of FIN 48 on January 1. 2007. There were no unrecognized tax benefits as of the date of adoption. As a result of the implementation of FIN 48, we did not recognize an increase in the liability for unrecognized tax benefits. The adoption of FIN 48 did not impact our financial condition, results of operations, or cash flows.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at December 31, 2007 or 2006.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51"("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows but we believe that this will not affect us.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), Business Combinations, or SFAS No. 141R. SFAS No. 141R will change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment and disclosure for certain specific items in a business combination. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until January 1, 2009. We expect SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at that time. We are still assessing the impact of SFAS No. 141R.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115” (hereinafter “SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings cause by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, although earlier adoption is permitted. Management has not determined the effect that adopting this statement would have on the Company’s financial condition for results of operations.

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

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.

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

Revenue Recognition

Revenue is generally recognized when all contractual obligations have been satisfied and collection of the resulting receivable is probable.

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

Capitalized costs will be amortized over three years from the date on which the new AtlasTG business goes into full commercialization. Not all of the development costs for the period meet the requirements of SFAS 86, and $1,432,633 (2006: $859,780) of software development costs have been expensed in the period. Our intangible assets are summarized as follows:

	2007	2006
Software Development	$748,164	$454,942
IT Technology Acquired	1,340,313	835,192
Customer List and Trademarks	555,312	—
Less: Accumulated Amortization	(364,792)	(33,540)
	$2,278,997	$1,256,594

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

In December 2004, the FASB issued a revision to SFAS No. 123R, “Accounting for Stock Based Compensation.”  This statement supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,”  and its related implementation guidance.  This statement establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services.  It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.  This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions.  This statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS No. 123R.  This statement does not address the accounting for employee share ownership plans, which are subject to the American Institute of Certified Public Accountants Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.”  The Company expects no changes to its financial reporting as a result of the application of the foregoing because it is already reporting and complying with the fair value method of SFAS No. 123R.

NOTE 3 - LOAN TO ATLAS TECHNOLOGY GROUP

During 2005, Tribeworks advanced $1,073,744 to Atlas Technology Group Holdings Limited, then controlled by the current directors of AtlasTG, to pursue its business plan. Subsequent to the acquisition of Atlas Technology Group Limited on January 20, 2006, that company is now fully consolidated into the consolidated accounts presented in these financial statements and the loan is now treated as an inter-company advance and eliminated in the consolidation.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. The useful lives of property, plant and equipment for purposes of computing depreciation are five to forty years. The following is a summary of property, equipment, and accumulated depreciation:

	2007	2006
Computer Equipment	$317,299	$234,154
Office Furniture and Fittings	46,746	46,746
Total Property and Equipment	364,045	280,900
Less: Accumulated Amortization	(196,021)	(71,047)
	$168,024	$209,853

Depreciation and amortization expense for the year ended December 31, 2007 was $124,974 (2006: $71,047). We evaluate the recoverability of property and equipment when events and circumstances indicate that such assets might be impaired. We determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Maintenance and repairs are expensed as incurred. Replacements and betterments are capitalized. The cost and related reserves of assets sold or retired are removed from the accounts and any resulting gain or loss is reflected in results of operations.

NOTE 5 - LOANS, ADVANCES, AND NOTE PAYABLE

On March 30, 2005, the Company announced a plan of reorganization, intended to allow the Company to maintain its public reporting requirements, reduce its debt, and explore new business directions. The plan of reorganization included the transfer of most assets and liabilities to the Company’s operating subsidiary, TDC. As part of this initial reorganization, the balance of an earlier Note issued on January 21, 2001 was acquired by a financier who agreed to provide under a new note agreement (“Note”) which provided for unsecured borrowing at 4% in an amount of up to $100,000 to help cover reorganization costs. As of December 31, 2005, the Company had borrowed $91,474 against the new Note agreement increasing the total amount owing under the Note to $175,175.

During 2006, the Note was renegotiated with the financing party agreeing to take up 100,000 shares in the Company at $1.00 per share plus 50,000 2 year warrants exercisable at $1.25 per new share with balance plus accrued interest being converted into a new Note for $120,000. During 2007, further interest of $12,000 was accrued. Subsequent to balance date, the Note showing in the Consolidated Balance Sheet as a Loan payable for $132,000 has been repaid in full.

In addition to the Note, parties associated with shareholders who hold more than 5% of the Common Stock of the Company (“Related Parties”) have made various advances totalling $241,481 during 2007 and $70,582 during 2006. Since December 31, 2007 one advance made in Euros equivalent to $100,000 has been repaid and the lender of a further $100,000 has agreed to accept Common Stock in exchange for those advances.

On June 15, 2007, Atlas Technology Group (US), Inc., (“Atlas US”) entered into a Securities Purchase Agreement with West Coast Opportunity Fund LLC (“WCOF”). Pursuant to the terms of the Securities Purchase Agreement, Atlas US agreed to issue and sell to WCOF two senior secured non-convertible promissory notes in the initial amount of $2,500,000 (the “Initial Note”) which was issued on June 15, 2007 and a second promissory note in the amount of $2,500,000 (the “Second Note” and together with the Initial Note, the “Promissory Notes”), which was issued on July 11, 2007.

NOTE 5 — LOANS, ADVANCES, AND NOTE PAYABLE (Continued)

Interest on the Promissory Notes was calculated at an annual rate of 5% and is due and payable bi-annually and the first interest payment was made November 30, 2007.

In connection with the issuance of the Initial Promissory Note, pursuant to the Securities Purchase Agreement, the Company issued WCOF a warrant to purchase 3,250,000 shares of Common Stock of the Company and upon the issuance of the Second Promissory Note, the Company issued WCOF an additional warrant for the purchase of 3,250,000 shares of Common Stock of the Company. These warrants were exercisable for a period of five years at a price of $2.60 per share - see further comment below. The Company was also permitted to force the exercise of these warrants if the Common Stock of the Company closes at a price above $10.00 per share for twenty out of thirty days, certain trading volume requirements are satisfied and the resale of the Common Stock underlying these warrants have been registered with the U.S. Securities and Exchange Commission (the “SEC”) and such registration statement has been declared effective.

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

Of the $2,500,000 paid by WCOF for the Initial Note on June 15, 2007, Atlas US received $1,000,000 less certain fees and expenses and $1,500,000 was placed into escrow pursuant to the terms of an escrow agreement (the “Escrow Agreement”) between Atlas US, WCOF and Wells Fargo Bank, N.A. and the Company or any of its subsidiaries was required to enter into contracts with certain customer entities, totalling $1,000,000 in annual, non-contingent future revenues prior to 5:00 p.m. on December 31, 2007.  In addition, the entire proceeds of the Second Note were also placed into the escrow account and again the Company or any of its subsidiaries were required to enter into contracts with certain customer entities, totalling $5,000,000 in non-contingent future revenues prior to 5:00 p.m. on December 31, 2007.

On December 31, 2007, the Company entered into a Note Amendment and Securities Purchase Agreement (the “WCOF Agreement”), with WCOF. The WCOF Agreement amends the earlier Securities Purchase Agreement of June 15, 2007 under which ATG US issued to WCOF the above promissory notes, shares, and warrants. Pursuant to the WCOF Agreement, WCOF agreed to cancel and return the 6,500,0000 warrants to the Company in consideration for which the Company has agreed to the following: (i) enter into the WCOF Agreement, amending the earlier agreement; (ii) amend the Promissory Note dated June 15, 2007, to extend the maturity date from November 30, 2008 to December 31, 2008 and increase the interest rate to 7.5% per annum; (iii) amend and restate the Promissory Note dated July 11, 2007 to extend the maturity date from November 30, 2008 to December 31, 2008; and (iv) issue a yield enhancement consisting of 3,500,000 shares (the “Yield Enhancement Shares”) of Common Stock. As a result of issuing the Yield Enhancement Shares, the Company incurred a financing charge of $2,975,000, which has been offset against the $5,000,000 of debt owing to WCOF and this will be amortized evenly over 2008 until the debt becomes repayable on December 31, 2008.

As a result of the issuance of the shares of Common Stock and warrants associated with the initial Promissory Note, the Company and Atlas US incurred and expensed financing charges of $854,375 for the three months ended June 30, 2007 and also booked as discount on debt of $2,429,775. With the drawdown of the second Promissory Note on July 11, 2007, a further $1,082,071 of financing charges were taken up in the three months ended September 30, 2007, and $814,606 of the total discount of $5 million dollars was amortized. The remaining discount of $4,115,168 was written off to other financing charges at December 31, 2007, and the net effect is shown in the Consolidated Statement of Operations for the year ended December 31, 2007. The corresponding credit was booked to additional paid-in capital and is included in the Stockholder’s equity in the balance sheet.

In the event that Atlas US, the Company, or any of its subsidiaries has not entered into the contracts described above, the amounts in the escrow account will be returned to WCOF and will be applied to the repayment of the Promissory Notes.

NOTE 5 — LOANS, ADVANCES, AND NOTE PAYABLE (Continued)

Subject to certain grace periods, the Promissory Notes provide the following events of default (among others):

•	Failure of the Company to pay principal and interest when due;

•	Any form of bankruptcy or insolvency proceeding is instituted by or against the Company or any of its subsidiaries that is not withdrawn within 90 days;

•	A breach by the Company or Atlas US of any material representation or warranty made in the Securities Purchase Agreement;

•	An uncured breach by the Company or Atlas US of any material covenant, term, or condition in the Securities Purchase Agreement or the Promissory Notes; and

•	Any event of default set forth in the Security Agreement.

Subject to certain grace periods, the Security Agreement provides the following events of default (among others):

•	Any event of default set forth in the Promissory Notes;

•	A breach by the Company, or any of its subsidiaries, of any material representation or warranty made in the Security Agreement; and

•	Failure of the Company, or any of its subsidiaries, to observe or perform any of its obligations under the Security Agreement.

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

The Company paid its placement agent, Equity Source Partners, LLC (“ESP”), a NASD member investment firm, cash commissions of approximately $80,000 on the closing date for the initial Promissory Note and issued 5-year warrants to purchase 30,769 shares of common stock of the Company on equal terms to the warrants issued to WCOF. Atlas US also agreed to pay the legal fees of counsel to WCOF in an amount not to exceed $15,000. ESP will receive further commissions equal to 8% of the funds released from escrow and issued warrants on similar terms as for the first funds release. The Company has also reimbursed ESP for its reasonable expenses incurred in connection with the WCOF financing transaction. With renegotiation of the WCOF Agreement ESP became eligible to receive further fees of $200,000 (which they agreed to take in cash of $180,000 paid subsequent to balance date and 40,000 shares of Common Stock in the Company) and 280,000 3 year warrants at a strike price of $0.70.

NOTE 6 - INCOME TAXES

The Company accounts for income taxes and the related accounts under the liability method. Deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the income tax basis of assets and liabilities. A valuation allowance is applied against any net deferred tax asset if, based on available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

At December 31, 2007 and 2006, the Company had gross deferred tax assets calculated at the expected rate of 34% of $1,855,181 and $743,668, respectively, principally arising from net operating loss carryforwards for income tax purposes. Because management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance of  $1,855,181 and $743,668 has been established at December 31, 2007 and 2006, respectively.

Additionally, the future utilization of our net operating loss carryforwards to offset future taxable income may be subject to annual limitations, pursuant to IRC Section 382 and 383 as a result of ownership changes that have occurred previously or that could occur in the future.

The significant components of the deferred tax assets at December 31, 2007 and 2006 were as follows:

	December 31, 2007	December 31, 2006
Net operating loss carryforwards	$5,456,416	$2,187,259
Gross deferred tax assets (liabilities):
Deferred tax asset	$1,855,181	$743,668
Valuation allowance	$(1,855,181)	$(743,668)

At December 31, 2007 and 2006, the Company has net operating loss carryforwards of $5,456,416 and $2,187,259, respectively, which expire in the years 2021 through 2025. The net change in the allowance account was an increase of $1,111,513 and $677,151, for December 31, 2007 and 2006, respectively.

The majority of these losses are in companies outside of the United States and are subject to various restrictions as to their future use and any changes in ownership not dissimilar to the restrictions imposed by The Tax Reform Act of 1986 and Internal Revenue Code. Under such circumstances, the Company’s ability to utilize its net operating losses against future income may be reduced.

We have not determined the amount of net operating losses allowed for inclusion in our U.S. federal filing from our operations outside of the United States at this time, therefore, these net operating losses are not included.

NOTE 7 - CAPITAL STOCK

The Company has an authorized share capital of: 200,000,000 shares of Common Stock of $0.0004 each and 10,000,000 shares of preferred stock of $0.0004 each.

The Company has sold a number of placements of equity at various prices, which have been both over and under market value. For each placement of Common Stock or warrants, a fair value calculation is made at the issuance date using a Black-Scholes option pricing model with the following assumptions: risk free interest rate of 4-5%, expected volatility of 45-48%, expected option life of 3-5 years, and dividend yield of $0.00.

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

During the quarter ended June 30, 2006, 1,140,000 shares of Common Stock were sold to five European investment funds at a price of $1.25 per share. Along with these shares, the Company also issued one warrant for every two new shares of Common Stock purchased. The warrants have an exercise price of $1.75 per share. The warrants have a two year term and expire on May 31, 2008. Each investor represented in writing to the Company that it is “accredited investor” as that term is defined in Rule 501 of Regulation D promulgated under the Securities Act. In addition to brokerage and commission fees of $85,500 for raising the funds discussed above, Westmount Capital was issued 85,500 warrants with an exercise price of $1.75 per share. These warrants have a two-year term that expires on June 16, 2008 and have a fair market value of $8,550.

The Board of Directors exercised its discretion to convert the 84,000 Series B Preferred Stock on December 29, 2006 into 84,000 shares of Common Stock per the terms of the issue together with the issue of one warrant for every two new shares of Common Stock to subscribe for shares of Common Stock at $1.00 per share of Common Stock within one year. Dividends totalling $5,880 were accrued, being the entitlement to an annual cumulative dividend of 10% of the Stated Value.

During the fourth quarter of 2006, 50,000 warrants to purchase shares of Common Stock at $1.00 per share were exercised. In addition 100,000 shares of Common Stock were issued for debt at $1.00 per share including 50,000 warrants exercisable at $1.25 per share, 80,000 shares of Common Stock were issued at 50 cents per share. Additionally, 300,000 shares were issued at $1.00 per share, along with one warrant for every two shares of Common Stock issued. These warrants are exercisable at a price of $1.25 per share of Common Stock and are exercisable for a period of two years. Financing charges of $45,347 were booked to additional paid in capital with regard to these shares and warrant.

During the quarter ended March 31, 2007, the Company issued 1,150,000 of shares of Common Stock for the acquisition of the assets of BLive. 150,000 of these 1,150,000 shares of Common Stock were an M&A advisory fee. 100,000 of shares of Common Stock (at a price of $1 per share) were sold along with a warrant to purchase 300,000 shares of Common Stock exercisable for a period of two years with an exercise price of $1.25 per share at an aggregate purchase price of $100,010. The warrants have a fair market value of $87,900, which has been recorded as a financing charge and as additional paid-in capital.

During the quarter ended June 30, 2007, the Company issued 200,000 shares of Common Stock at a price of $1.00 per share. This was in exchange for $200,000 of subscription monies held by us as of March 31, 2007. In addition, we issued a warrant exercisable for a period of two years to purchase 200,000 shares of Common Stock at an exercise price of $1.25 per share in connection with this placement of 200,000 shares of Common Stock. These warrants expire on February 28, 2009.

On June 15 and on July 11, two tranches of 3,250,000 shares of Common Stock and a warrant exercisable for five years to purchase 3,250,000 shares of Common Stock at an exercise price of $2.60 per share were issued to WCOF as part of a Securities Purchase Agreement. As a result of the issuance of the shares of Common Stock and warrants, associated with this issue, the Company (described in Note 5 above) incurred and expensed financing charges of $854,375 for the three months ended June 30, 2007, a further $1,082,071 of financing charges were taken up in the three months ended September 30, 2007, and $814,606 of financing charges were booked in the quarter ended December 3, 2007, with the corresponding credit being booked to additional paid-in capital and is included in the Stockholder’s equity in the Consolidated Balance Sheet.

During the quarter ended June 30, 2007, 650,000 shares of Common Stock and a warrant exercisable for three years to purchase 650,000 shares of Common Stock at an exercise price of $1.30 per share were issued in exchange for $500,000 of debt. These warrants expire on June 26, 2010. In addition, 140,000 shares of Common Stock were issued in exchange for a debt owing for previously incurred consulting fees. Financing charges of $398,917 were booked regarding these shares and warrants.

During the quarter ended September 30, 2007, the Company issued 10,000 shares of Common Stock with regard to the exercise of 10,000 warrants. In addition, 25,000 shares of Common Stock and warrants exercisable for two years to purchase 50,000 shares of Common Stock at an exercise price of $1.00 per share were issued regarding the extension of the repayment terms of a Note Payable. The warrant expires on July 26, 2009. Financing charges of $35,765 were booked regarding these shares and warrants.

$200,000 was paid to the Company on September 28, 2007 for 571,429 shares of Common Stock and warrants exercisable for three years to purchase 285,715 shares of Common Stock at an exercise price of $0.70 per share. These warrants expire on September 28, 2010. Financing charges of $273,003 were booked with regard to these shares and warrants.

$205,000 was paid to the Company on October 29, 2007 for 585,715 shares of Common Stock and warrants exercisable for three years to purchase 292,858 shares of Common Stock at an exercise price of $0.70 per share. These warrants expire on October 29, 2010. Financing charges of $279,828 were booked with regard to these shares and warrants.

$200,000 was paid to the Company on November 30, 2007 for 1,000,000 shares of Common Stock and warrant exercisable for three years to purchase 1,000,000 shares of Common Stock at an exercise price of $0.20 per share. These warrants expire on November 30, 2012. Financing charges of $1,075,388 were booked with regard to these shares and warrants.

NOTE 8 - STOCK OPTIONS AND STOCK WARRANTS

Stock Options

The Company maintains a 1999 Equity Incentive Plan for the issuance of stock options to employees, directors, and consultants. The exercise price is generally the estimated fair market value at the grant date as determined by the Company’s Board of Directors. The options vest over a period up to four years. At December 31, 2005, there were 50,334 shares reserved for issuance under the 1999 Equity Incentive Plan. During the quarter ended March 31, 2006, a staff option holder under the 1999 Stock Incentive Plan exercised 6,250 options at an option price of 48 cents per share for a total consideration of $3,000. 15,000 of shares under this plan have been cancelled leaving 29,084 still outstanding.

The Company also maintains a 2004 Employee Stock Incentive Plan (“2004 Plan”) for the issuance of stock options, Common Stock, restricted stock, and stock bonuses to employees, officers, and key consultants. At December 31, 2007, it was possible to award a total of options for 9,878,487 shares under the 2004 Employee Stock Incentive Plan, which equated to 25% of the issued Common Stock of the Company. On December 29, 2006, the Company made the first issue of 90,000 options under the 2004 Plan. These options have an exercise price of $1.00, which was the market price on the date of issue, and vest as to 20% per annum starting December 31, 2007. 70,000 of these options were forfeited and 4,000 of the remaining options have vested.

A summary of the Company’s stock options as of December 31, 2007 and 2006 and changes during the years ending on those dates is presented below:

	2007		2006
	Shares Under Options	Weighted Ave Exercise Price	Shares Under Options	Weighted Ave Exercise Price
Outstanding at beginning of year	134,084	$3.10	50,334	$6.53
Exercised during the year			(6,250)	$(0.48)
Issued during the year			90,000	$1.00
Cancelled	(85,000)	(1.62)
Outstanding at end of year	49,084	$2.91	134,084	$3.10
Options exercisable at end of year	33,084	$5.86	44,084	$7.39
Weighted-average fair value of options granted during the year			90,000	$1.00

Fair market value of non-vested stock options	$13,600

The following table summarizes information about stock options outstanding at December 31, 2007:

Options Outstanding			Options Exercisable
Options Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
1,667	1.50 years	$0.60	1,667	$0.60
2,083	2.40 years	33.60	2,083	33.60
2,500	2.55 years	37.08	2,500	37.08
2,000	2.65 years	30.00	2,000	30.00
1,667	2.88 years	12.00	1,667	12.00
2,500	3.22 years	3.00	2,500	3.00
16,667	4.47 years	0.42	16,667	0.42
20,000	5.00 years	1.00	4,000	1.00
49,084		2.91	33,084	5.86

NOTE 8 - STOCK OPTIONS AND STOCK WARRANTS (cont’d)

Stock Warrants

The Company has issued stock warrants in connection with the issuance of Common Stock, debt, and the settlement of debt and for services. Activity related to stock warrants was as follows:
	Warrants	Weighted Ave Exercise Price
Outstanding at December 31, 2005	534,000	1.10
Expired	(15,000)	(4.50)
Exercised	(50,000)	1.00
Issued during 2006	655,500	1.75
Issued during 2006	200,000	1.25
Issued during 2006	42,000	1.00
Outstanding at December 31, 2006	1,366,500	1.43
Expired	(511,000)	(1.00)
Exercised	(10,000)	1.00
Issued during 2007	202,250	1.00
Issued during 2007	500,000	1.25
Issued during 2007	650,000	1.30
Issued during 2007	30,769	2.60
Issued during 2007	878,573	0.70
Issued during 2007	1,000,000	0.20
Outstanding at December 31, 2006	4,107,092	0.96

15,000 warrants outstanding from pre-December 31, 2004 expired on January 1, 2006 and were not exercised.

50,000 warrants due to expire on January 5, 2007 were exercised during the 2006 year

570,000 2 year warrants with an exercise price of $1.75 per share were issued in conjunction placement of 1,140,000 shares of Common Stock. These warrants expire on May 31, 2008

85,500 2 year warrants with an exercise price of $1.75 per share were issued as part of the brokerage fees paid for placement of 1,140,000 common shares. These warrants expire on June 16, 2008

200,000 2 year warrants with an exercise price of $1.25 per share were issued in conjunction placement of 400,000 shares of Common Stock. These warrants expire on December 29, 2008

42,000 warrants were granted in conjunction with the conversion of 84,000 Series ‘B’ Preferred shares.

300,000 2 year warrants with an exercise price of $1.25 per share were issued in conjunction with the acquisition of the assets and business of BLive Networks Inc. These warrants expire on January 19, 2009

469,000 warrants outstanding at December 31, 2005 expired on January 7, 2007 and were not exercised.

200,000 2 year warrants with an exercise price of $1.25 per share were issued in conjunction placement of 200,000 shares of Common Stock. These warrants expire on February 28, 2009

31,500 2 year warrants with an exercise price of $1.00 per share were issued in conjunction with borrowing $150,000. These warrants expire on March 29, 2009

47,250 2 year warrants with an exercise price of $1.00 per share were issued in conjunction with borrowing $150,000. These warrants expire on April 26, 2009

52,250 2 year warrants with an exercise price of $1.00 per share were issued in conjunction with borrowing $150,000. These warrants expire on May 29, 2009

3,250,000 5 year warrants with an exercise price of $2.60 per share were issued in conjunction with borrowing $2,500,000. These warrants were cancelled on December 31, 2007

30,769 5 year warrants with an exercise price of $2.60 per share were issued in conjunction with borrowing $2,500,000. These warrants expire on June 15, 2012

NOTE 8 - STOCK OPTIONS AND STOCK WARRANTS (cont’d)

650,000 5 year warrants with an exercise price of $1.30 per share were issued in conjunction with conversion of $500,000 of borrowings to Common Stock. These warrants expire on June 26, 2012
50,000 2 year warrants with an exercise price of $1.00 per share were issued in conjunction with extension of debt note. These warrants expire on July 26, 2009

3,250,000 5 year warrants with an exercise price of $2.60 per share were issued in conjunction with borrowing $2,500,000. These warrants were cancelled on December 31, 2007
285,715 3 year warrants with an exercise price of $0.70 per share were issued in conjunction placement of 571,429 shares of Common Stock. These warrants expire on September 27, 2010
21,000 3 year warrants with an exercise price of $1.00 per share were issued in conjunction with a loan of US$100,000. These warrants expire on September 28, 2010
300,000 2 year warrants with an exercise price of $0.70 per share were issued in conjunction with a Consulting engagement. These warrants expire on October 15, 2009
292,858 3 year warrants with an exercise price of $0.70 per share were issued in conjunction placement of 585,715 shares of Common Stock. These warrants expire on October 29, 2010
1,000,000 5 year warrants with an exercise price of $0.20 per share were issued in conjunction placement of 1,000,000 shares of Common Stock. These warrants expire on November 30, 2012.

The following table summarizes information about stock warrants outstanding at December 31, 2007:

Warrants Outstanding			Warrants Exercisable
Warrants Outstanding	Weighted Average Remaining Life	Exercise Price	Warrants Exercisable	Exercise Price	Expiration Date
560,000	5 months	$1.75	560,000	$1.75	5/31/08
85,500	6 months	$1.75	85,500	$1.75	6/16/08
150,000	11 months	$1.25	150,000	$1.25	11/28/08
50,000	12 months	$1.25	50,000	$1.25	12/29/08
300,000	13 months	$1.25	300,000	$1.25	1/19/09
200,000	14 months	$1.25	200,000	$1.25	2/28/09
31,500	15 months	$1.00	31,500	$1.00	3/29/09
47,250	16 months	$1.00	47,250	$1.00	4/26/09
52,500	17 months	$1.00	52,500	$1.00	5/29/09
30,769	54 months	$2.60	30,769	$2.60	6/15/12
650,000	55 months	$1.30	650,000	$1.30	6/26/12
50,000	17 months	$1.00	50,000	$1.00	7/28/09
285,715	33 months	$0.70	285,715	$0.70	9/27/10
21,000	33 months	$1.00	21,000	$1.00	9/28/10
300,000	20 months	$0.70	300,000	$0.70	10/15/09
292,858	32 months	$0.70	292,858	$0.70	10/29/09
1,000,000	31 months	$0.20	1,000,000	$0.20	11/30/10
4,107,092			4,107,092

NOTE 9 - COMMITMENTS

Leases

AtlasTG has a six year office lease covering approximately 471 square meters located at Level 3, 9 Empire Stadium Street, Gzira GZR04, Malta, expiring on August 14, 2010, at a base annual rent of Euro37,270 (approx US$55,900), which escalates by Euro4,660 per annum (approximately US$7,000) until the final year.

AtlasTG has a four year office lease of the second floor of 139-141 Featherston Street in Wellington, New Zealand, expiring on July 31, 2009. The office comprises approximately 300 square meters with an annual rental of NZ$66,000 per annum (approximately US$51,500) plus 12.5% Goods and Services Tax (“GST”) which is claimable against GST revenue tax payable or is refundable.

AtlasTG has a three year office lease of Suite 2001 at the Limited Edition Office Park, 2001 152nd Avenue NE, Redmond, WA., expiring on July 31, 2009. The office comprises 3,825 rentable square feet at a base annual rental of US$61,200 in the first year, escalating to $68,850 in the 2nd year and $76,500 in the 3rd year.

Approximate future lease commitments are as follows:

2007	$150,000
2008	$183,250
2009	$149,500
2010	$70,000

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to Shareholders and Related Parties

The $241,481 (2006: $70,582) of advances and loans showing in current liabilities are owed to shareholders who hold more than 5% of the Company which makes them a related party. $100,000 of these loans incurred interest of 5% and has also been repaid since December 31, 2007. The remaining advances are at call and interest free and the party loaning $100,000 of the remaining advances has agreed to accept Common Stock in the Company as repayment.

The Loan payable of $132,000 is interest bearing at 10% per annum and has been repaid subsequent to balance date.

NOTE 11 - DISCONTINUED OPERATIONS AND SALE OF TDC

The Company’s principal business activity in 2005 and prior years was focused on the commercialization of the iShell® technology. The rights to the iShell® technology were sold to a former staff member in mid-2006 together with the lease commitments to the office in San Francisco.

During 2005, the former business of the Company was transferred into a wholly-owned subsidiary called Tribeworks Development Corporation (“TDC”). On September 14, 2006, TDC was sold to two of the former management team by way of a sale to 541368 LLC, a California limited liability company, which purchased 100% of the stock of TDC for an aggregate consideration of $100 and the settlement of certain disputes between Tribeworks and certain members of the management of 541368 LLC, who formerly served as the management of Tribeworks and TDC. In addition, the Company agreed to make a one-time cash payment of $44,500 to TDC in full satisfaction of the Company’s obligations under an existing support agreement dated as of August 1, 2005 between the Company and TDC, and the support agreement was terminated pursuant to the sale agreement. The sale agreement also contained customary representations, warranties, covenants, and mutual indemnity provisions.

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

The Company’s financial results for prior periods have been reclassified to reflect the discontinued operations of TDC in 2005. Condensed results of discontinued segments are as follows:

December 31, 2006
Net Sales	122,370
Net Income (Loss)	$173,853

NOTE 12 — ACQUISITION OF ATLAS TECHNOLOGY GROUP

On January 20, 2006, Tribeworks acquired 100 percent of the issued capital of Atlas Technology Group Holdings Limited (formerly called TakeCareofIT Holdings Limited, a Malta corporation, and its subsidiaries, which had been collectively doing business as Atlas Technology Group, for $37,235 in cash and the assumption of $1,144,106 of current liabilities (of which $1,073,744 plus interest was due to the Company). Atlas Technology Group Holdings Ltd (“ATG Holdings”) was established in September 2004 to provide external Information Technology (IT) application support services for organizations with large IT functions.

The acquisition of ATG Holdings was accounted for using the purchase method of accounting. The purchase price was allocated to the tangible and intangible net assets acquired based on the management’s evaluation of their respective replacement values on the acquisition date in accordance with SFAS No. 141. Upon acquisition, ATG Holdings became a wholly-owned subsidiary of the Company. The results of ATG Holdings operations, commencing with the date of acquisition, January 20, 2006, are included in these financial statements.

The purchase price was allocated as follows:

Cash	$93,273
VAT receivable	22,596
Deposits/prepaids	4,924
Equipment	225,030
IT Technology	835,192
$1,181,015

NOTE 13 - ACQUISITION OF BLIVE

On January 19, 2007, the Company entered into an Asset and Stock Purchase Agreement (the “BLive Agreement”) with BLive, Forte Finance Limited, a Maltese limited liability company (“Forte”), and Petroleum Corporation of Canada Limited, an Alberta corporation (“Petroleum Corp.”), pursuant to which the Company purchased substantially all of the assets of BLive in exchange for 1,000,000 fully paid shares of Common Stock in the Company. This agreement was closed on January 26, 2007.

Additionally, in consideration of the payment by Petroleum Corp. of $100,010, the Company agreed to issue to Petroleum Corp. 100,000 fully paid shares of the Company’s Common Stock and warrants to purchase 300,000 shares of Common Stock of the Company at $1.25 per share exercisable for a period of two years. The shares issued in connection with this transaction have been issued to Petroleum Corp., as a creditor of BLive. In addition, 150,000 shares of Common Stock have been issued to Forte as an M&A fee for the transaction (“Advisory Shares”). The shares issued in connection with this transaction are “restricted securities” (as defined in the Securities Act). In connection with the BLive Agreement, the Company also entered into an escrow agreement with the following parties with the following terms: (a) an Escrow Agreement between Petroleum Corp. and the Company, whereby 300,000 shares of Common Stock will be held in escrow until the receipt of certain Canadian tax refunds owed to InfoBuild (refunds since received); and (b) an Escrow Indemnification Agreement between Forte and the Company, whereby the 150,000 shares of Common Stock issued to Forte will be held in escrow until the expiration of a twelve month indemnity period that was signed pursuant to an agreement with Forte, dated January 19, 2007.

As part of the BLive Agreement, the Company has also acquired a 49% ownership interest in BLive’s Canadian affiliate, InfoBuild Networks (Canada) Inc. InfoBuild Networks (Canada) Inc has subsequently been renamed BLive Networks Inc., and the business is now trading through this entity. The Company subsequently exercised an option agreement to purchase the remaining 51% and this is now 100% owned.

The offering of these unregistered securities were exempt from registration pursuant to Rule 506 promulgated under the Securities Act. Each of these investors represented to us, in writing, that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The proceeds from these sales of unregistered securities are being used for general working capital purposes.

The purchase price was allocated as follows:
Cash	$414
Accounts Receivable, net (since collected)	150,520
Computer equipment	57,204
Customer list and Trademarks	555,312
IT Technology	505,121
1,268,571
Less Creditors	(6,448)
$1,262,123

NOTE 14 - SUBSEQUENT EVENTS

On December 31, 2007, the Company entered into a Note Amendment and Securities Purchase Agreement (the “WCOF Agreement”), with West Coast Opportunity Fund, LLC, a Delaware limited liability company (the “Buyer”). The WCOF Agreement amends the earlier Securities Purchase Agreement of June 15, 2007, under which ATG US issued to the Buyer two senior secured promissory notes, each in the principal amount of $2,500,000.00, dated June 15, 2007 and July 11, 2007 (each, a “Promissory Note,” and together, the “Promissory Notes”), 6,500,000 shares of the Company’s common stock and 6,500,000 warrants to purchase common stock, exercisable for a period of five years from the date of issuance at an initial exercise price of $2.60 per share. Pursuant to the WCOF Agreement, the Buyer agreed to cancel and return the warrants to the Registrant, in consideration for which the Company has agreed to: (i) enter into the WCOF Agreement, amending the earlier agreement; (ii) amend the Promissory Note dated June 15, 2007, to extend the maturity date from November 30, 2008 to December 31, 2008; (iii) amend and restate the Promissory Note dated July 11, 2007; and (iv) issue a yield enhancement consisting of 3,500,000 shares (the “Yield Enhancement Shares”) of Common Stock.

The Escrow Deposit of $4,011,107 was drawn down on January 3, 3008, and $1,500,000 was repaid to WCOF leaving an outstanding loan balance of $3,500,000 now repayable on December 31, 2008. From the balance of the funds, $132,000 was used to repay the Note Payable and $550,000 was used to repay old creditors and short-term debt, as well as $180,000 of brokerage to ESP in relation to arranging the WCOF debt. 680,000 of shares of Common Stock will also be issued subsequent to balance date and will used in association with some of the cash paid out to further reduce accounts payable and short-term debt.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 13, 2006, the Board of Directors approved the dismissal of HLB Cinnamon, Jang, Willoughby, Chartered Accountants, as our independent registered public accounting firm (who were originally appointed on August 19, 2005).

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

On October 13, 2006, we engaged the firm of Williams & Webster, P.S. as our principal independent accountant to audit our financial statements. Since we do not currently maintain an audit committee, our full Board of Directors approved the engagement of Williams & Webster, P.S. Prior to the engagement of Williams & Webster, P.S., neither we, nor any person on our behalf consulted Williams & Webster, P.S. regarding either: (i) the application of accounting principles to a specified completed or proposed transaction or the type of audit opinion that might be rendered on our financial statements, or (ii) any matter that was the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to such Item) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 8A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

In connection with the preparation of this annual report on Form 10-KSB, an evaluation was carried out by Atlas TG’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC’s rules and forms.

ITEM 8A (T). CONTROLS AND PROCEDURES.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. AtlasTG’s internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

AtlasTG management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In the course of the evaluation, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below:

Procedures for preparation of the financial reports from the Company’s books and records are currently manually intensive, and rely heavily on the knowledge and expertise of two individuals.   Circumstances arose in the preparation of the 2007 financial statements that prevented one of the individuals with expertise from fully participating in the preparation of financial reports, resulting in untimely detection of required adjustments to the financial statements.

As a result of the material weaknesses in internal control over financial reporting described above, our management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended December 31, 2007, that materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Management

Set forth below is the name, age, years of service, and positions of the executive officers and directors of the Company as of March 31, 2008.

Name	Age	Position	Director Since
Robert E Altinger	46	Director	August 2005

Andrew J E Berger	47	Director	June 2006

W. Gordon Blankstein	57	Director	August 2005

Robert C. Gardner	67	Director	August 2005

Peter B. Jacobson	47	Director and CEO	June 2005 CEO since August 2005

B.S.P. (Paddy) Marra	61	Director and CFO	December 2005 CFO since September 2005

Michael T Murphy	40	Chief Operating Officer	June 2006

The directors serve until their successors are elected by the stockholders. Vacancies on the Board of Directors may be filled by appointment of the majority of the continuing directors. The executive officers serve at the discretion of the Board of Directors. The directors named above will serve until our next annual general meeting of stockholders in 2008. Directors will be elected for one-year terms at the annual general meeting. All officers and directors listed above will remain in office until the next annual general meeting of our stockholders and until their successors have been duly elected and qualified.

There are no agreements with respect to the election of directors. During 2007, we have not compensated our directors for service on our Board of Directors, any committee thereof, or reimbursed them for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay directors’ fees and reimburse directors for expenses related to their activities.

None of our officers and/or directors have ever filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings, or the subject of any order, judgment, or decree involving the violation of any state or federal securities laws.

Biographical Information of Executive Officers and Directors

Robert Altinger, 46 - Director

Prior to founding AtlasTG, Robert Altinger was Principal Consultant of WebConsult, Inc, a Microsoft- approved vendor of IT consulting services since September 2001. Prior to joining WebConsult, Inc., Mr. Altinger had over twenty years of IT experience, including serving as Director of Worldwide IT Operations for Avanade Corp, in various capacities at Microsoft, including Director of Product Group IT Services, and prior to that at JP Morgan. Mr Altinger obtained a BSc (Eng) from Exeter University in the United Kingdom in 1986.

Andrew Berger, 47 - Director

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

W. Gordon Blankstein, 57 - Director

Gordon Blankstein is currently a member of the Board of Directors of Genco Resources, Ltd., a publicly-traded mining company listed on the Toronto Stock Exchange and has been since 2002. He is also a director of Digifonica (International) Limited. From 1997 through 2002, Mr. Blankstein was Chairman and Chief Executive Officer of Global Light Telecommunications, Inc., an American Stock Exchange-listed company. Mr. Blankstein obtained a B.Sc. (Agri.) from the University of British Columbia in 1973 and an MBA from the University of British Columbia in 1976.

Robert C. Gardner, 67 - Director

Robert Gardner is currently Chairman of the Boards of Directors of Genco Resources, Ltd., a publicly-traded mining company listed on the Toronto Stock Exchange; Andover Ventures, Inc., a publicly-traded mining company listed on the Toronto Stock Exchange; and Stealth Energy, Inc., a publicly-traded oil and gas company traded on the Canadian Venture Exchange. He is also a Director of Kootenay Gold Inc., a publicly-traded mining company listed on the Toronto Stock Exchange, and is a partner in the law firm of Gardner & Associates in Vancouver, BC, Canada. Mr. Gardner is a corporate lawyer and has practiced law there since 1989. Mr. Gardner obtained a M.A. from Cambridge University in Cambridge, United Kingdom, in 1961 and a L.L.M. degree from Cambridge University in 1962.

Peter B. Jacobson, 47 - Director and CEO

Prior to joining Atlas and Tribeworks, Peter Jacobson was founder and President of Monitor Technologies, Inc., an IT network and support company to Fortune 1000 firms from 1985 to 1995; a partner and Marketing Director of OceanPC, Inc., a leader in computer-based marine GPS navigation systems from 1995 to 2002; and subsequently was President of First Call Wireless, LLC., a worldwide cellular distribution company, from 2002 until 2005. Peter Jacobson has served on numerous Boards of Directors, including The Seattle Center, Northwest Children’s Fund, Lakeside Technology Foundation, and Creditnet.com. He is a past President of the Washington Young Entrepreneurs Organization. Mr Jacobson obtained a BA from the University of Washington in 1985.

Byran S.P. (Paddy) Marra, 61 - Director and CFO

Paddy Marra has over thirty years of corporate finance experience, including recently with FreshXtend Technologies Corp. (Canada) (CEO and now Deputy Chairman), a TSX-V listed company; CFO of the Brierley Investments Limited group (New Zealand); and Chairman and CEO of Chamundi Power Corporation Ltd (India). Paddy Marra has degrees in both Accounting and Finance (BCA) and in Economics and Economic History (BA) from Victoria University of Wellington, New Zealand. He is also a Fellow (FCA) of the Institute of Chartered Accountants of New Zealand and is a former member of the Financial Reporting Standards Board in New Zealand and numerous other Boards of Directors and directorships of publicly-traded companies. Paddy Marra acts as Corporate Secretary to the Board of Directors.

Michael Murphy, 40 - Chief Operating Officer

Mike Murphy joined us after a successful fifteen year career at Microsoft Corporation where he was most recently the Senior Director leading the Business Group IT organization. At Microsoft, Mr. Murphy was responsible for critical aspects of Microsoft’s business, including source code management and product localization. His experience includes leading teams throughout the United States, Europe, Eastern Asia, and India. Mr. Murphy holds a B.A. in Information Systems from Washington State University.

Family Relationships

None

Certain Legal Proceedings

No director, nominee for director, or executive officer of ours has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Code of Ethics

We have not yet adopted a Code of Ethics for our officers, directors, or employees, but the Company is in the process of adopting one.  At this time, and pending final review and approval, the Board of Directors plans to adopt a written Code of Ethics for the Company in the year 2008.

Audit Committee Financial Expert

We do not have an audit committee or an "audit committee financial expert" within the meaning of such phrases under applicable regulations of the Securities and Exchange Commission. Our Board of Directors believes that each of its directors is financially literate and experienced in business matters and that one or more directors are capable of:

•	understanding generally accepted accounting principles, or GAAP, and financial statements;

•	assessing the general application of GAAP principles in connection with our accounting for estimates, accruals, and reserves;

•	analyzing and evaluating our financial statements; and

•	understanding our internal controls and procedures for financial reporting;

all of which are attributes of an audit committee financial expert. However, the Board of Directors believes that our directors have not obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert."

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during, and Forms 5 and amendments thereto furnished to us with respect to, the fiscal year ended December 31, 2007, and any written representations from reporting persons that no Form 5 is required, the following table sets forth information regarding each person who, at any time during the fiscal year ended December 31, 2007, was a director, officer, or beneficial owner of more than 10% of our common stock who failed to file on a timely basis, as disclosed in the above forms, reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2007:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis	Known Failures to File a Required Form
Robert Altinger	0	0	-

Andrew Berger	0	0	-

W. Gordon Blankstein	0	0	-

Robert C. Gardner	0	0	-

Peter Jacobson	0	0	-

B.S.P. (Paddy) Marra	0	0	-

Michael T. Murphy	0	0	-

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Overall Objectives

We believe that the compensation program for our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and other directors and key consultants (collectively, the “Named Executive Officers”), should be designed to reward the achievement of specific annual, long-term and strategic goals, and should align executives, directors, and consultants’ interests with those of the stockholders by rewarding performance above established goals, with the ultimate objective of improving shareholder value. The compensation program should also be sufficient to attract and retain highly qualified leaders who can create value for us, as well as provide meaningful incentives for superior performance.

Setting Executive Compensation

Due to the unique nature of each Named Executive Officer’s duties, our criteria for assessing performance and determining the compensation in any given year are inherently subjective and are not based upon specific formulas, benchmark, or weighting of factors.  We also use companies in similar industries as benchmarks when initially establishing Named Executive Officers’ compensation. However, we are a growth stage company that has a limited operating history and has experienced losses over the past few years.  As a result, our compensation plan necessarily reflects our limitations in this respect.

Discussion of Specific Compensation Elements

Base Salary: We determine the base salaries for all Named Executive Officers by reviewing company and individual performance, the value each Named Executive Officer brings to us, and general labor market conditions.  The base salary for each Named Executive Officer is determined on a subjective basis after consideration of these factors and is not based on target percentiles or other formal criteria. The base salaries of Named Executive Officers are reviewed on an annual basis and any annual increase is the result of an evaluation of our performance and of the individual Named Executive Officer’s performance for the period. An increase or decrease in base pay may also result from a promotion or other significant change in a Named Executive Officer’s responsibilities during the year.

Performance-Based Incentive Compensation: We do not have a performance-based incentive compensation program at this time.

Long-Term Incentive Compensation: We provide long-term incentive compensation through awards of stock options, restricted stock, warrants, and/or stock awards.  Our equity compensation program is intended to align the interests of the Named Executive Officers with those of our shareholders by creating an incentive for our officers and consultants to maximize shareholder value.
The equity compensation program also is designed to encourage officers and consultants to remain employed with us despite a competitive labor market, and the fact that we are a growth stage company that has a limited operating history and has experienced losses over the past few years, and may not necessarily be able to sustain a market rate base salary.  Stock options, stock grants, warrants, and other incentives are based on combination of factors including the need and urgency for such an executive, the experience level of the executive, and the balance of such incentives with a lower than market base salary or fees that is paid in cash. Employees, directors, and consultants are granted such incentives from time to time to maintain their continuing services, sometimes without increases in salaries or fees. To such end, the Company maintains the 1999 Equity Incentive Plan for the issuance of stock options to employees, directors, and consultants. The Company also maintains the 2004 Employee Stock Incentive Plan for the issuance of stock options, Common Stock, restricted stock, and stock bonuses to employees, officers, and key consultants.

Deferred Compensation Benefits:  We do not have a deferred compensation program at this time.

Retirement Benefits:  We do not have a 401(k) plan or other retirement program at this time.

Executive Perquisites and Generally Available Benefits:  We have no executive perquisite program at this time.

Compensation Committee:  As of February 15, 2008, we have a compensation committee that consists of directors Andrew Berger, W. Gordon Blankstein and Robert C. Gardner.

Tax and Accounting Implications

We review and consider the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code, which provides that we may not deduct compensation of more than $1,000,000 that is paid to certain individuals.  We believe that compensation paid under the management incentive plans are generally fully deductible for federal income tax purposes.

Role of Executive Officers in Compensation Decisions

Decisions as to the compensation of our executive officers are made by the Board of Directors.  The executive officers who are also Board members participate in the discussion and determination of their compensation.

Director Compensation

Directors do not receive any compensation for their services as members of the Board of Directors during 2007, although this could be subject to change during 2008. Directors are reimbursed for expenses in connection with attendance at Board of Directors and committee meetings. Directors are eligible to participate as optionees under our compensatory equity plans.

Executive Compensation

The following table provides certain summary information concerning compensation of our executives for the year ended December 31, 2007. No executive officer, other than as listed below, received total compensation from us in excess of $100,000 during 2007. The current CEO and CFO do not have employment agreements.

	Annual Compensation					Long Term Compensation
						Awards		Payouts
Name and Principal Position	Year	Salary/ Fees ($)		Bonus ($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Underlying Options/SARs	LTIP Payout ($)	All Other Compensation ($)
Robert Altinger, Executive Chairman	2007	145,000	(1)	0	0	0	0	0	0

Peter B. Jacobson, Chief Executive Officer and Director	2007	120,000	(1)	0	1,820	0	0	0	0

B. S. P. (Paddy) Marra, Chief Financial Officer, and Director	2007	120,000	(1)	0	0	0	0	0	0

Michael T Murphy, Chief Operating Officer	2007	168,000		0	1,544	0	0	0	0

(1) Robert Altinger and Paddy Marra are not direct employees, but are engaged through consulting companies who are responsible for paying their salaries, taxes, and benefits. Peter Jacobson receives his salary on an independent contractor basis.

Option Grants in Last Fiscal Year

There were no grants of stock options or warrants to any of the executive officers named in the compensation table above during fiscal years 2006 or 2007.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

No options or warrants were granted or exercised in 2006 or 2007 by any executive officers.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth as of April 10, 2008, contains certain information regarding the beneficial ownership of our Common Stock by: (i) all persons known to the Company who own more than 5% of the outstanding Common Stock, (ii) each director, (iii) each of our executive officers, and (iv) all executive officers and directors as a group. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.
Name and Address of Beneficial Owner	Shares Beneficially Owned (1)		Percent of Class (2)
West Coast Asset Management Inc
2151 Alessandro Drive, Suite 100
Ventura CA 93001	10,000,000	(3)	25.30%
Cede & Co P.O. Box 222 Bowling Green Station New York, N.Y. 10274	5,821,289		14.7%
Michael T. Murphy 2812 West Lake Sammamish Pkwy NE Redmond, WA 98052	4,338,636	(4)	11.0%
Robert Blankstein Suite 550 - 999 Hastings Street West Vancouver, B.C., Canada	3,767,144		9.5%

WebConsult Limited Bankhaus Carl Spangler Schwatzstr 17 A 5030, Austria	2,202,274		5.6%

Pharaoh Properties Corporation Alves De Souza Houman Colart 6 Cours De Rive 1204 Geneva, Switzerland	2,002,272		5.1%

Peter Jacobson 111 Via Quito Newport Beach, CA 92663-5503	1,575,000	(5)	4.0%

Robert Altinger The Ridge 31st March Street Gharghur, Malta	1,575,000	(6)	4.0%

W. Gordon Blankstein 8011 240 St. Vancouver, B.C., Canada	600,000	(7)	1.5%

Robert C. Gardner 2153, 349 West Georgia St. Vancouver, B.C., Canada	500,000		1.3%

Officers and Directors as a group (7 persons)	6,638,636	(8)	16.8%

(1) Includes all shares of our Common Stock with respect to which each holder directly, through any contract, arrangement, understanding, relationship, or otherwise has or shares the power to vote or direct voting of such shares or to dispose or direct the disposition of such shares.

(2) Based upon 39,513,949 shares of our Common Stock issued and outstanding as of April 10, 2008.

(3) West Coast Asset Management Inc holds these shares on behalf of West Coast Opportunity Fund LLC.

(4) This figure includes 975,000 shares held by AMJ Holdings. We anticipate that the shares held by AMJ Holdings will be granted in the form of stock options to our employees in the future. Mr. Murphy, Mr. Altinger, and Mr. Jacobson serve as co-trustees of shares held by AMJ Holdings.

(5) Mr. Jacobson personally owns 600,000 shares of our Common Stock. This figure also includes 975,000 shares held by AMJ Holdings. We anticipate that the shares held by AMJ Holdings will be granted in the form of stock options to our employees in the future. Mr. Murphy, Mr. Altinger, and Mr. Jacobson serve as co-trustees of shares held by AMJ Holdings. Mr. Jacobson’s wife, Georgina Jacobson, owns 40,000 shares of our Common Stock. Mr. Jacobson expressly disclaims beneficial ownership of shares owned by his wife.

(6) This figure includes 975,000 shares held by AMJ Holdings. We anticipate that the shares held by AMJ Holdings will be granted in the form of stock options to our employees in the future. Mr. Murphy, Mr. Altinger, and Mr. Jacobson serve as co-trustees of shares held by AMJ Holdings.

(7) Mr. Blankstein personally owns 600,000 shares of our Common Stock. Yvonne Blankstein, the wife of Gordon Blankstein, owns 530,083 shares of our Common Stock and holds 500,000 shares of Common Stock in trust for Shelby Blankstein. Mr. Blankstein expressly disclaims beneficial ownership of shares owned by his wife and shares that his wife holds in trust for Shelby Blankstein.

(8) This group includes seven people, five of whom are listed on the accompanying table. Paddy Marra, an officer and director, and Andrew Berger, a director, are not listed on the accompanying table and do not currently own any of our Common Stock. To avoid double-counting,  the 975,000 shares of Common Stock held by AMJ Holdings and deemed to be beneficially owned by Robert Altinger, Peter Jacobson, and Michael Murphy, as a result of their position as co-trustees of AMJ Holdings, have only been included once in the total (see Note (5), (7), and (8) above).

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of March 31, 2007, other than as already disclosed above we have not entered into any other contractual arrangements with any related parties. There are no other currently proposed transaction, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, promoter, control person, 5% shareholder, or any member of the immediate family of the foregoing persons, have or will have a direct or indirect material interest.

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

3.2	Bylaws of Tribeworks, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB/A filed July 10, 2000)*

3.3	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2007)*

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

10.4
Share Transfer Agreement, dated January 19, 2006, between TakeCareofIT Limited and Tribeworks, Inc., (incorporated by reference to Exhibit 2.01 to the Registrant’s Current Report in Form 8-K filed January 26, 2006)*

10.5
Stock Transfer Agreement, dated September 14, 2006, between and 541368 LLC and Tribeworks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report in Form 8-K filed October 5, 2006)*

10.6
Asset and Stock Purchase Agreement, dated January 19, 2007, between BLive Networks, Inc., Forte Finance Limited, Petroleum Corporation of Canada Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

10.7
Registration Rights Agreement, dated January 19, 2007, between Petroleum Corporation of Canada Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

10.8
Forte Agreement, dated January 19, 2007, between Forte Finance Limited and Tribeworks, Inc. (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report in Form 8-K filed January 25, 2007)*

10.9
Securities Purchase Agreement, dated June 15, 2007, by and among Tribeworks, Inc., all of its subsidiaries and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.10
Promissory Note, dated June 15, 2007, between Atlas Technology Group (US ), Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.11
Pledge and Security Agreement, dated June 15, 2007, between Tribeworks, Inc., all of its subsidiaries and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.12
Guaranty, dated June 15, 2007, between Tribeworks, Inc. and all of its subsidiaries other than Atlas Technology Group (US), Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.13
Escrow Agreement, dated June 15, 2007, by and among Tribeworks, Inc., Atlas Technology Group (US), Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.14
Registration Rights Agreement, dated June 15, 2007, between Tribeworks, Inc. and West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.15	Form of Warrant issued by Tribeworks, Inc., to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.16
Form of Lock-up Agreement, dated June 15, 2007, between West Coast Opportunity Fund, LLC and certain stockholders of Tribeworks, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.17
Promissory Note, dated July 11, 2007, between Atlas Technology Group (US), Inc. and West Coast Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 13, 2007)*

10.18	Promissory Note, dated March 29, 2005 (incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K filed on March 31, 2005)*

21.1	Subsidiaries of the Issuer

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) and 15d-14(a)

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) and 15(d)-14(a)

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Title 18 of the United States Code

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Title 18 of the United States Code

* Previously filed

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set out below are the various fees paid to or accrued for our present auditors, Williams & Webster P S, and for our previous auditors, HLB Cinnamon, Jang, Willoughby, Chartered Accountants for services provided during the years ended December 31, 2007 and 2006:

	Fees for the Year Ended
	December 31, 2007	December 31, 2006
Audit fees (1)	$42,876	$51,284
Audit-related fees (2)	36,822	25,855
Tax fees (3)	—	—
All other fees (4)	9,371	2,727
Total fees for services	$89,069	$56,336

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

(2)
Audit-Related fees are the fees billed for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review and are not reported as audit fees.

(3)	Tax fees are the fees billed for professional services rendered for tax compliance, tax advice, and tax planning, except those provided in connection with the audit or quarterly reviews.

(4)	All other fees include fees billed for professional services not covered by (1) through (3) above.

The Board of Directors, acting as the Audit Committee, pre-approves all audit and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by its independent auditor.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlas Technology Group, Inc. a Delaware corporation

Date: April 14, 2008	By:	/s/ Peter B. Jacobson
Peter B. Jacobson, Chief Executive Officer
(Registrant’s Principal Executive Officer)

Date: April 14, 2008	By:	/s/ B.S.P. Marra
B.S.P. Marra, Chief Financial Officer
(Registrant’s Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: April 14, 2008	/s/ Robert Altinger
Robert Altinger, Director

Date: April 14, 2008	/s/ Andrew J E Berger
Andrew J E Berger, Director

Date: April 14, 2008	/s/ W. Gordon Blankstein
W. Gordon Blankstein, Director

Date: April 14, 2008	/s/ Robert C. Gardner
Robert C. Gardner, Director

Date: April 14, 2008	/s/ Peter B. Jacobson
Peter B. Jacobson, Director

Date: April 14, 2008	/s/ B.S.P. Marra
B.S.P. Marra, Director