Form 10QSB
period 2008-03-31
Atlas Technology Group, Inc.
filed 2008-05-20
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

As of the close of business on May 19, 2008, there were 39,513,949 shares outstanding of the issuer’s common stock, par value $0.0004 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ATLAS TECHNOLOGY GROUP, INC.
FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS TECHNOLOGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2008

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$803,959	$25,724
Cash Escrow Deposit	—	4,011,107
Accounts receivable	108,452	64,387
VAT receivable	30,311	13,345
Prepaids and deposits	19,125	18,636
Total Current Assets	961,847	4,133,199

OTHER ASSETS
Equipment and furniture, net	180,633	168,024
Software development, net	626,406	647,782
IT technology, net	1,102,340	1,216,827
Customer lists and Trademarks, net	371,139	414,388
Total Other Assets	2,280,518	2,447,021

TOTAL ASSETS	$3,242,365	$6,580,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank Overdrafts	$—	$47,896
Accounts payable	708,120	972,977
Accrued expenses	270,153	341,304
Income taxes payable	2,393	2,292
Loans payable, related parties	103,057	241,481
Loans payable	—	132,000
WCOF Loan of $3,500,000 less accrued finance charges of $2,231,250 ($5,000,000 less $2,975,000)	1,268,750	2,025,000
Total Current Liabilities	2,352,473	3,762,950

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Redeemable convertible preferred stock: 10,000,000 authorized - None issued	—	—
Common stock, $0.0004 par value; 200,000,000 shares authorized 39,513,949 and 39,513,949 shares issued and outstanding respectively for March 31, 2008 and December 31, 2007	15,797	15,797
Additional paid-in capital	20,905,146	20,905,146
Accumulated (Deficit)	(19,765,378)	(17,857,014)
Other comprehensive income (loss)	(265,673)	(246,659)
Total Stockholders’ Equity	889,892	2,817,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,242,365	$6,580,220

The accompanying notes are an integral part of these consolidated interim financial statements.

ATLAS TECHNOLOGY GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2008	2007
REVENUES	$139,810	$105,813
COST OF SALES	82,066	83,712
GROSS PROFIT	57,744	22,101
OPERATING EXPENSES
IT software support and development	355,086	235,377
Sales and marketing	132,396	66,315
Depreciation and amortization	191,574	22,522
General and administrative	313,704	310,979
	992,760	635,193

INCOME (LOSS) FROM OPERATIONS	(935,016)	(613,092)

Interest income	909	44
Interest expense	(50,482)	(11,293)
Other financing charges and amortization	(923,750)	—
	(973,323)	(11,249)

INCOME (LOSS) BEFORE INCOME TAXES	(1,908,339)	(624,341)
INCOME TAXES	(25)	(17)
NET INCOME (LOSS) AFTER TAXES from continuing operations	(1,908,364)	(624,358)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange Translation Gains (Losses)	(19,014)	(158,449)
COMPREHENSIVE LOSS	(1,927,378)	(782,807)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
Continuing operations	(0.05)	(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	39,513,949	25,601,286

The accompanying notes are an integral part of these consolidated interim financial statements.

ATLAS TECHNOLOGY GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(1,908,364)	(624,358)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Non-cash financing charges associated with issue of stock and warrants	743,750	—
Depreciation and amortization	191,574	22,522
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(44,065)	(9,783)
(Increase) decrease in VAT receivable	(16,966)	(16,256)
(Increase) decrease in prepaid expenses	(489)	(15,097)
Increase (decrease) in bank overdrafts	(47,896)	—
Increase (decrease) in accounts payable	(264,857)	84,701
Increase (decrease) in accrued expenses	(71,151)	258,145
Increase (decrease) in taxes payable	101	(3,807)
Total adjustments	490,001	320,425
Net cash provided (used) by operating activities	(1,418,363)	(303,933)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of assets	—	414
Purchase of furniture and equipment	(25,072)	(3,940)
Software development costs	—	(59,769)
Net cash provided (used) by investing activities	(25,072)	(63,295)

CASH FLOWS FROM FINANCING ACTIVITIES
Drawdown restricted cash escrow	4,011,107	—
(Repay) term loan	(1,500,000)	—
(Repay) drawdown short term loans	(138,424)	200,993
(Repay) increase in note payable	(132,000)	—
Net proceeds from issue of shares and application monies received	—	297,375
Net cash provided (used) by financing activities	2,240,683	498,368

NET INCREASE (DECREASE) IN CASH	797,248	131,140
Gain (Loss) on foreign exchange	(19,013)	(47,365)
CASH, BEGINNING OF PERIOD	25,724	130,991

CASH, END OF PERIOD	803,959	$214,766

SUPPLEMENTAL CASH FLOW INFORMATION:

	Mar. 31, 2008	Mar. 31, 2007

Interest paid	$669	$2,453
Income taxes paid	$—	$3,897
NON-CASH TRANSACTIONS:
Acquisition of IT Technology	$—	$505,121
Acquisition of customer list and trademarks	$—	$555,312

The accompanying notes are an integral part of these consolidated interim financial statements.

ATLAS TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

NOTE A — PRINCIPLES OF PRESENTATION AND NATURE OF BUSINESS

These financial statements are presented on a consolidated basis and include Atlas Technology Group Inc (formerly Tribeworks Inc) and its wholly owned subsidiaries, Atlas Technology Group Holdings Limited, a Malta corporation; Atlas Technology Group Limited, a Malta corporation; Atlas Technology Group (NZ) Limited, a New Zealand corporation; Atlas Technology Group (US), Inc., a Delaware corporation; Atlas Technology Group Consulting Inc., a Delaware corporation, and BLive Networks Inc (formerly Infobuild Systems (Canada) Inc), a British Columbia, Canada corporation, which has been consolidated into these financial statements from January 26, 2007, collectively the “Company” or “AtlasTG”.

All material intercompany transactions have been eliminated.

The Company acquired Atlas Technology Group Holdings Ltd, a Malta Corporation that was established in September 2004, to provide external Information Technology (“IT”) application support services for organizations with IT functions, as a wholly owned subsidiary on January 20, 2006. At the annual general meeting of the Company on July 12, 2007, the name of the Company was changed from Tribeworks, Inc. to Atlas Technology Group, Inc. We are currently a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) and our common stock (“Common Stock”) is quoted on the OTC Bulletin Board under the symbol ATYG.OB.

On January 26, 2007 the Company acquired all of the assets and customers of BLive Networks Inc, further expanding the Company’s capability of delivering high quality outsourced support into the annual IT Support market. Prior to our acquisition, BLive Networks Inc had developed and operated interactive support tools for companies providing IT support worldwide. Utilizing proprietary technology, BLive’s systems are used by companies for remote technical support and sales, both externally, and for internal corporate ‘Helpdesk’ support departments. This technology enables service providers to deliver faster response times and a personal connection with users and is complimentary to the tools developed by the Company and is generating revenue.

Following the acquisition of Atlas Technology Group Holdings Ltd. on January 20, 2006, the services performed by the Company have been considered our new operating business. The services previously offered by the Company that were transferred into the Tribeworks Development Corporation (“TDC”) were sold on September 14, 2006.

The accompanying unaudited financial statements of AtlasTG have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position at March 31, 2008, and its results of operations for the three months ended March 31, 2008 and 2007, and the operations and cash flows for the three months ended March 31, 2008 have been made. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

NOTE B —SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net operating losses in both calendar years 2006 and 2007 of $1,780,896 and $3,190,059 respectively. The Company has reported a further operating loss of $935,016 for the three months ended March 31, 2008, and an accumulated deficit of $19,765,378.

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

Concentration of Credit Risk

AtlasTG and each subsidiary maintain cash in both local currency and US dollar commercial bank accounts with major reputable financial institutions. The financial institutions are considered credit worthy and have not experienced any losses on their deposits at March 31, 2008. At March 31, 2008, cash balances held with Wells Fargo by the Company were $680,995 which exceeded Federal Deposit Insurance Corporation (FDIC) limits within the United States, by $580,995. In addition, funds were held in accounts with HSBC in Malta and New Zealand, countries not covered by FDIC.

Net Earnings (Loss) Per Share of Common Stock

Basic earnings per share (“EPS”) is computed based on net income (loss) divided by the weighted average number of shares of Common Stock outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of shares of common stock and potential common stock equivalents outstanding.

Intangible Assets

Software Development Costs

From January 1, 2006, the Board of Directors has adopted Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and has capitalized certain development costs that meet the requirements of SFAS 86.

As a result of the adoption of SFAS 86 a total of $748,164 of software development costs have been capitalized. These capitalized costs are now being amortized over three years and this amortization is being included along with normal depreciation of fixed assets in the Consolidated Statement of Operations and Comprehensive Loss.

IT Technology

As part of the acquisition of Atlas Technology Group Holdings Ltd, the Company acquired various software that had been developed at the date of acquisition. This software was valued at $835,192 and treated as IT Technology and is now being amortized over three years. In addition with the acquisition of BLive, the Company acquired IT Technology valued at $505,121. As BLive had already commercialized their IT technology and is generating revenue, the IT Technology acquired from BLive is also being amortized over three years. Again this amortization is being included along with normal depreciation of fixed assets in the Consolidated Statement of Operations and Comprehensive Loss.

Customer List and Trademarks

As part of the acquisition of BLive, the Company acquired 700 customers and various trademarks and has valued this customer list and trademarks by way of the value of the future revenue these customers can generate over the next three years with an allowance for their diminishing value. Again as BLive had already commercialized their technology and is generating revenue, this customer list and trademarks acquired from BLive are being amortized over three years and this amortization is being included along with normal depreciation of fixed assets in the Consolidated Statement of Operations and Comprehensive Loss.
.
The Company’s intangible assets are summarized as follows:

	March 31, 2008	December 31, 2007
Software Development	748,164	748,164
IT Technology Acquired	1,340,313	1,340,313
Customer List and Trademarks	555,312	555,312
Less: Accumulated Amortization	(543,904)	(364,792)
	$2,099,885	$2,278,997

Stock-Based Awards

The Company did not grant any options to purchase shares of the Company’s Common Stock during the three months ended March 31, 2008, or during the same period in 2007.

NOTE C — LOANS, ADVANCES AND NOTE PAYABLE

During the quarter ended March 31, 2008, the Company repaid $132,000 being the balance of the original note associated with the plan of reorganization of March 2005 that included the transfer of most assets and liabilities to the Company’s operating subsidiary, TDC. This note was renegotiated during 2006 with the lender agreeing to take 100,000 shares of Common Stock of the Company at $1.00 per share plus a warrant to purchase 50,000 shares of Common Stock of the Company exercisable for two years at a price of $1.25 per new share as part repayment with the balance plus accrued interest then owing, with the balance being converted into a new note issued for $120,000 repayable on March 30, 2007. This repayment date was subsequently extended to September 30, 2007, with penalty interest provisions for any late payment, which was exercised at a penalty cost of $12,000, in exchange for the issuance of 25,000 fully paid shares of Common Stock of the Company and a warrant exercisable for two years to purchase 50,000 shares of Common Stock of the Company at an exercise price of $1.00 per share.

Also during quarter ended March 31, 2008, a loan denominated in Euro originally for the equivalent of US$100,000 was repaid. The loans repayable of $102,764 comprises advances from a stockholder and has no fixed repayment dates, but are considered to be of a short-term nature.

In June 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with West Coast Opportunity Fund, LLC, a Delaware limited liability company (“WCOF”). Pursuant to the terms of the Securities Purchase Agreement, a subsidiary of the Company, issued to WCOF two senior secured non-convertible promissory notes totalling $5,000,000 with $4,000,000 being placed in escrow with Wells Fargo Bank, N.A. until the Company or any of its subsidiaries enters into contracts with certain entities.

On December 31, 2007, the Company entered into a Note Amendment and Securities Purchase Agreement (the “WCOF Amendment Agreement”) with WCOF. The WCOF Amendment Agreement amends the earlier Securities Purchase Agreement of June 15, 2007, under which our wholly-owned subsidiary, Atlas Technology Group (US) Inc (“ATG US”) issued to the Buyer two senior secured promissory notes, each in the principal amount of $2,500,000.00, dated June 15, 2007 and July 11, 2007 (each, a “Promissory Note,” and together, the “Promissory Notes”); 6,500,000 shares of the Company’s Common Stock and 6,500,000 warrants to purchase Common Stock, exercisable for a period of five years from the date of issuance at an initial exercise price of $2.60 per share. Pursuant to the WCOF Amendment Agreement, the WCOF agreed to cancel and return the Warrants to the Company, in consideration for which the Company has agreed to: (i) enter into the WCOF Amendment Agreement, amending the earlier agreement; (ii) amend the Promissory Note dated June 15, 2007, to extend the maturity date from November 30, 2008 to December 31, 2008 and increase the interest rate on this Promissory Note from 5% to 7.5% per annum; (iii) amend and restate the Promissory Note dated July 11, 2007; and (iv) issue a yield enhancement consisting of 3,500,000 shares (the “Yield Enhancement Shares”) of Common Stock. As a result of issuing the Yield Enhancement Shares, the Company incurred a financing charge of $2,975,000 at December 31, 2007 and a further charge of $743,750 in the quarter ended March 31, 2008 and a further $2,231,250 will be amortized over the remainder of the year to December 31, 2008. As a result of the WCOF Amendment Agreement, the $4 million Escrow Deposit was released on January 3, 2008 and $1,500,000 was used to reduce the amended June 15, 2007 note. The balance now repayable on December 31, 2008 is $3,500,000

NOTE C — LOANS, ADVANCES AND NOTE PAYABLE (Continued)

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

The Company paid its placement agent, Equity Source Partners, LLC (“ESP”), a NASD member investment firm, cash commissions of $80,000 on the closing date for the initial Promissory Note and issued a 5-year warrant to purchase 30,769 shares of common stock of the Company on equal terms to the warrants issued to WCOF. Atlas US also agreed to pay the legal fees of counsel to WCOF in an amount not to exceed $15,000. The Company has also reimbursed ESP for its reasonable expenses incurred in connection with the WCOF financing transaction. With renegotiation of the WCOF Agreement ESP became eligible to receive further fees of $200,000 (which they agreed to take in cash of $180,000) paid during the quarter ended March 31, 2008 (and included as a financing charge under the heading “Other financing charges and amortization” within the Unaudited Consolidated Statements of Operations and Comprehensive Loss. ESP is also entitled to 40,000 shares of Common Stock in the Company) and a 3-year warrant to purchase 280,000 shares of Common Stock at a strike price of $0.70 per share.

NOTE D — FAIR VALUE OF FINANCIAL INSTRUMENTS

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 were adopted January 1, 2008.

SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities.
Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.
Level 3 - Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (supported by little or no market activity).

The Company’s cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

NOTE E — COMMON STOCK AND WARRANT ISSUANCES

During the quarter ended March 31, 2008, the Company did not issue any Common Stock or Warrants.

As of March 31, 2008, the total number of shares of Common Stock issued and outstanding was 39,513,949.

The Company also entered into a registration rights agreement with WCOF (the “Registration Rights Agreement”) requiring the Company to register the resale of the shares of Common Stock and the resale of the shares underlying the warrants (the “Registrable Securities”) issued to WCOF under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Registration Rights Agreement, the Company is required to register the Registrable Securities with the SEC. The Registration Rights Statement covering a portion of WCOF’s registrable securities has been filed with the SEC and was declared effective on November 7, 2007 and it is anticipated that further registration rights statements covering the resale of additional shares will be filed during 2008.

NOTE F — SUBSEQUENT EVENTS

There have been no material events subsequent to March 31, 2008.

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

RISK FACTORS

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the SEC, news releases, reports, proxy statements, registration statements and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law. You should refer to and carefully review the information in future documents we file with the SEC.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experienced a net operating loss (EBIT) of $935,016 for the quarter ended March 31, 2008, compared to a net operating loss of $613,092 for the quarter ended March 31, 2007.

2006 and 2007 were transitional years for us with the acquisition of AtlasTG on January 20, 2006 and BLive on January 26, 2007 and the sale of our previous business, operated from within Tribeworks Development Corporation (“TDC”), on September 14, 2006.

Set out in the following sections is an analysis of our results for the quarter.

Revenues

Total revenues the quarter ended March 31, 2008 were $139,810, compared to $105,813 for the three months ended March 31, 2007. The revenue of $139,810 can be split into two categories: a) onboarding and support sales (including recovery of expenses and third party costs) of $99,121 and b) revenue from consulting services and placing consultants with third parties of $40,689, compared with $33,260 and $105,813, respectively, for the first three months to March 31, 2007. What this shows is an increase in revenue from our mainstream IT support business and a decrease in our consulting and placement business now that we are getting further into our IT support mainstream business.

We are now regularly billing monthly support revenue to four customers and are in the process of finalizing support contracts with two others after going through the onboarding process with them. In addition we are a month into a direct marketing campaign which has raised a significant number of new leads and we are currently putting support proposals to a number of these potential customers. We have refocused our marketing toward small to medium sized businesses for which we can provide 24x7 support at a substantial cost saving compared with these businesses maintaining their own in-house support. The savings arise because we have support teams in two locations on opposite sides of the world that just specialize on IT support and can service and support more than one customer at the same time, compared to the resources needed by individual small to medium sized companies. As we carry out our support remotely from our servers and systems, this does not preclude these small to medium sized businesses from maintaining their own IT department that focuses on the development of new applications.

We anticipate that revenue from our new IT support services will increase during the 2008 year as new customers are recruited and onboarded.

Cost of Sales and Gross Margin

Our cost of sales for the three months ended March 31, 2008 was $82,066, compared to $83,712 for the first three months ended March 31, 2007. Cost of sales includes an allocation of salary costs related to the consulting work performed and the BLive support services provided, as well as the salaries and engagement fees for the consultants provided to third parties and the share of income for our joint venture partner. The salary costs for our mainstream IT support services business are included under operating expenses with the IT software development and support line.

This resulted in a gross margin for the three months ended March 31, 2008 of $57,744, compared to a gross margin of $22,101 for the first three months to March 31, 2007. The gross margin has improved due to the better utilization of our staff generating additional revenue for the same basis static cost. As we are still getting systems established it is too early to predict what gross margin percentages of revenue will be going forward.

Operating Expenses

Our operating expenses are broken down into four categories: i) IT software support and development; ii) Sales and marketing; iii) Depreciation and amortization; and iv) General and administrative.

During 2006 and 2007, we developed our new software tools for onboarding and monitoring of our customer’s software applications. Part of these costs have been capitalized in accordance with Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) and the balance has been treated as an operating expense. This was the case in 2007, but has not been the case since September 30, 2007 when we deemed that our software and systems had reached the commercial operating stage and since October 1, 2007 all costs associated with software development and support have been expensed.

In the first three months ended March 31, 2008, our IT software support and development expenses were $355,086, compared to $235,377 for the first three months ended March 31, 2007. The increase is due in part to all software development and support costs now being expensed, whereas, $59,769 was capitalized in the first three months of 2007. In addition with the value of the US dollar falling against both the Euro and the New Zealand dollar, the cost of our operations in both Malta and New Zealand have increased in US dollar terms and adversely impacted our results, even though the local costs in Malta and New Zealand have been held to previous levels.

Sales and marketing expenses for the three months ended March 31, 2008 were $132,396 (which is in line with the level of expenditure in the last two quarters of 2007) compared to $66,315 for the three months ended March 31, 2007. Sales and marketing expense consists primarily of compensation and benefits for our sales and marketing team, plus direct marketing costs and advertising expenses which are primarily the costs incurred in the design, development, and printing of our literature and marketing materials. We expense all advertising expenditures as incurred. Sales and marketing expenses will continue to grow as we move into the growth stage and as we continue to expand our market presence in 2008.

Depreciation and amortization expense increased substantially in the three months ended March 31, 2008 to $191,574, compared to $22,522 in the first three months ended March 31, 2007. The reason for the increase is that we are now amortizing IT technology purchased with the acquisition of Atlas Technology Holdings Ltd in January 2006, as well as the IT technology and customer lists that we purchased as part of BLive in January 2007. These intangibles are being amortized over three years and the level depreciation and amortization will remain at the current level for the remainder of 2008.

General and administrative expenses consist primarily of head office compensation and benefits plus fees for professional services such as legal and audit. General and administrative expenses were $313,704 for the three months ended March 31, 2008 compared to $310,979 for the three months ended March 31, 2007.

Loss from Operations

The loss from operations for the three months ended March 31, 2008 was $935,016, compared to a loss of $613,092 for the three months ended March 31, 2007. This increased loss was primarily due to additional sales and marketing expense and depreciation and amortization as detailed above. As revenue increases the loss from operations will reduce as we have sufficient staff to take on additional customers and sufficient office space in all three locations to accommodate our immediate needs and to accommodate additional staff we need to hire. In addition, general and administrative costs are expected to remain at the same levels as we build up revenue over the coming twelve months.

Interest Income, Expense and other financing charges

Interest income for the first three months ended March 31, 2008 was $909, compared with $44 for the first three months ended March 31, 2007.

Interest expense was $50,482 for the three months ended March 31, 2008, compared to $11,293 for the three months ended March 31, 2007. The increase is due to the accrual of interest on the WCOF term loan which was borrowed back in mid 2007. The quarterly cost will remain at this level with the loan being repayable on December 31, 2008.

Following the issuance to WCOF of 3,500,000 shares of Common Stock in the form of “yield enhancement shares” as part of the WCOF amended securities transaction detailed elsewhere in this report, $2,975,000 of non-cash prepaid financing charges were accrued as additional paid-in capital and this amount will be amortized over the twelve months to repayment on December 31, 2008 with $743,750 being expensed in the first quarter ended March 31, 2008. In addition, the broker for the transaction was paid $180,000 of commissions during the first quarter of 2008, and together with the amortization, these make up the $923,750 of other financing charges and amortization expense. There were no similar charges in the first three months ended March 31, 2007.

The offering of these unregistered securities to WCOF were exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933. WCOF represented to us in writing that it was an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act of 1933. The proceeds from the sale of unregistered securities are being used for general working capital purposes and to repay $1,500,000 of the WCOF debt.

Provision for Income Taxes

Income taxes for the three months ended March 31, 2008 were $25 (which consists of income taxes and withholding taxes deducted from interest income). The comparative figures for the three months ended March 31, 2007 were $17.

Net Income (Loss)

In summary and as discussed above, we experienced a net operating loss (EBIT) of $935,016 for the three months ended March 31, 2008, compared to a net operating loss of $613,092 for the first three months ended March 31, 2007. When our net operating loss is added to our net interest and other financing charges of $973,323, taxes of $25 and foreign exchange translation losses of $19,014, our comprehensive loss for the three months ended March 31, 2008 is $1,927,378, compared to a comprehensive loss of $782,807 for the three months ended March 31, 2007. We do not expect to be profitable during 2008, but we expect our level of operating losses to reduce as we gain new application support customers and increase our revenue throughout the year.

Liquidity and Capital Resources

At March 31, 2008 we had total cash resources of $803,959 compared to $214,766 at March 31, 2007 and $25,724 at December 31, 2007.

With the signing of the WCOF Amendment Agreement on December 31, 2007, this enabled the previously restricted escrowed WCOF funds of $4,011,107 to be released. These funds have been used to repay WCOF $1,500,000, pay $180,000 of commissions due on this fundraising, to repay $318,320 of overdrafts and short-term debt raised from shareholders and to reduce creditors and accruals by $336,008.

Related Party Transactions

As of March 31, 2008, we have not entered into any contractual arrangements with related parties other than for short term advances from a stockholder who is a director. There are no other currently proposed transactions, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 and in which, to our knowledge, any director, executive officer, nominee, 5% stockholder or any member of the immediate family of any of the foregoing persons have or will have a direct or indirect material interest.

Recently Issued Financial Accounting Pronouncements

None.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, that as of March 31, 2008 our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act, and include controls and procedures designed to ensure that information required to be disclosed by us in such periodic filings is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Since March 31, 2008, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 3A(T). Controls and Procedures

Our Company's Principal Executive Officer and Principal Financial Officer have determined that, during the period covered by this quarterly report, there were no material changes in our Company's internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2008, the Company did not issue any securities.

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

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2007)*

3.3	Bylaws of Tribeworks, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB/A filed July 10, 2000)*

10.1
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

10.6	Form of Warrant issued by Tribeworks, Inc., to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

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

* Previously filed.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS TECHNLOGY GROUP, INC., a Delaware corporation

Date: May 20, 2008	By:	/s/ Peter B Jacobson
Peter B Jacobson
Chief Executive Officer

Date: May 20, 2008	By:	/s/ B. S. P. Marra
B. S. P. Marra
Chief Financial Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

3.1
Certificate of Incorporation of Tribeworks, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-SB/A filed July 10, 2000 and Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed April 14, 2004)*

3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed July 31, 2007)*

3.3	Bylaws of Tribeworks, Inc., a Delaware Corporation (incorporated by reference to Exhibit 3.2 to the Registrant’s Form 10-SB/A filed July 10, 2000)*

10.1
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

10.6	Form of Warrant issued by Tribeworks, Inc., to West Coast Opportunity Fund, LLC (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

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

* Previously filed.