Form 10QSB
period 2008-06-30
Atlas Technology Group, Inc.
filed 2008-08-19
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE
COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of the close of business on Aug 18, 2008, there were 39,542,520 shares outstanding of the issuer’s common stock, par value $0.0004 per share.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

ATLAS TECHNOLOGY GROUP, INC.
FORM 10-QSB FOR THE QUARTER ENDED JUNE 30, 2008

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

ATLAS TECHNOLOGY GROUP, INC.
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$86,272	$25,724
Cash Escrow Deposit	—	4,011,107
Accounts receivable	112,901	64,387
VAT receivable	16,950	13,345
Prepaids and deposits	19,125	18,636
Total Current Assets	235,248	4,133,199

OTHER ASSETS
Equipment and furniture, net	152,574	168,024
Software development, net	575,044	647,782
IT technology, net	990,648	1,216,827
Customer lists and Trademarks, net	325,096	414,388
Total Other Assets	2,043,362	2,447,021

TOTAL ASSETS	$2,278,610	$6,580,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Bank Overdrafts	$—	$47,896
Accounts payable	533,846	972,977
Accrued expenses	189.573	341,304
Income taxes payable	2,393	2,292
Loans payable, related parties	134,723	241,481
Loans payable	—	132,000
WCoF loan of $3,500,000 and $5,000,000 net of discount of $1,487,500 and $2,975,000, respectively	2,012,500	2,025,000
Total Current Liabilities	2,873,035	3,762,950

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Redeemable convertible preferred stock: 10,000,000 authorized - None issued	—	—
Common stock, $0.0004 par value; 200,000,000 shares authorized 39,552,520 and 39,513,949 shares issued and outstanding, respectively	15,812	15,797
Additional paid-in capital	20,935,130	20,905,146
Accumulated (Deficit)	(21,542,586)	(17,857,014)
Other comprehensive income (loss)	(2,781)	(246,659)
Total Stockholders’ Equity (Deficit)	(594,425)	2,817,270
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,278,610	$6,580,220

The accompanying notes are an integral part of these consolidated interim financial statements.

ATLAS TECHNOLOGY GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Six Months Ended June 30,		Three Months Ended June 30,
	2008	2007	2008	2007

REVENUES	$396,883	$281,716	$257,073	$175,903

COST OF SALES	479,035	193,691	261,977	109,980

GROSS PROFIT (LOSS)	(82,152)	88,025	4,904	65,923

OPERATING EXPENSES
IT software support overheads	455,202	642,336	235,108	406,959
Sales and marketing	256,275	131,931	123,879	65,616
Depreciation and amortization	426,487	134,478	234,913	111,956
General and administrative	677,012	577,856	363,777	266,877
	1,814,976	1,486,601	957,677	851,408

INCOME (LOSS) FROM OPERATIONS	(1,897,128)	(1,398,576)	(962,581)	(785,485)

Interest income	560	2,066	120	2,022
Interest expense	(101,448)	(30,862)	(50,966)	(19,569)
Other financing charges	(1,687,500)	(1,415,181)	(763,750)	(1,415,181)
	(1,788,388)	(1,443,977)	(814,596)	(1,432,728)

INCOME (LOSS) BEFORE INCOME TAXES	(3,685,516)	(2,842,553)	(1,777,177)	(2,218,213)

INCOME TAXES	(56)	(25)	(31)	(8)
NET INCOME (LOSS) AFTER TAXES from continuing operations	(3,685,572)	(2,842,578)	(1,777,208)	(2,218,221)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Exchange translation gains (losses)	243,878	(146,074)	262,892	$12,375
COMPREHENSIVE INCOME (LOSS)	$(3,441,694)	$(2,988,652)	$(1,514,316)	$(2,205,846)

EARNINGS (LOSS) PER COMMON SHARE, BASIC AND DILUTED
Continuing Operations	$(0.09)	$(0.11)	$(0.04)	$(0.08)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	39,526,806	27,175,972	39,539,663	27,886,805

The accompanying notes are an integral part of these consolidated interim financial statements.

ATLAS TECHNOLOGY GROUP, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	(3,685,572)	(2,842,578)
Adjustments to reconcile net loss to net cash (used) by operating activities:
Non-cash financing charges associated with issue of stock and warrants	1,507,500	1,415,181
Depreciation and amortization	426,487	134,478
Changes in assets and liabilities:
(Increase) decrease in accounts receivable	(48,514)	(73,639)
(Increase) decrease in VAT receivable	(3,605)	16,349
(Increase) decrease in prepaid expenses	(489)	(18,405)
Increase (decrease) in bank overdrafts	(47,896)	—
Increase (decrease) in accounts payable	(439,131)	111,281
Increase (decrease) in accrued expenses	(151,731)	229,153
Increase (decrease) in taxes payable	101	(3,149)
Total adjustments	1,242,722	1,811,249
Net cash provided (used) by operating activities	(2,442,850)	(1,031,329)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash acquired in acquisition of assets	—	414
Purchase of furniture and equipment	(22,829)	(20,723)
Software development costs	—	(193,676)
Net cash provided (used) by investing activities	(22,829)	(213,985)

CASH FLOWS FROM FINANCING ACTIVITIES
Term loan	—	2,500,000
(Deposit) Drawdown of restricted cash escrow	4,011,107	(1,500,000)
(Repay) term loan	(1,500,000)	—
(Repay) related party loans	(106,758)	(5,463)
(Repay) note payable	(132,000)	—
Net proceeds from issue of shares and application monies received	10,000	768,750
Net cash provided (used) by financing activities	2,282,349	1,763,287

NET INCREASE (DECREASE) IN CASH	(183,330)	517,973
Gain (Loss) on foreign exchange	243,878	(67,494)
CASH, BEGINNING OF PERIOD	25,724	130,991

CASH, END OF PERIOD	86,272	$581,470

SUPPLEMENTAL CASH FLOW INFORMATION:

	June 30, 2008	June 30, 2007

Interest paid	$442	$2,453
Income taxes paid	$101	$3,897
NON-CASH TRANSACTIONS:
Acquisition of IT Technology	$—	$505,121
Acquisition of customer list and trademarks	$—	$555,312

The accompanying notes are an integral part of these consolidated interim financial statements.

ATLAS TECHNOLOGY GROUP, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

NOTE A — PRINCIPLES OF PRESENTATION AND NATURE OF BUSINESS

These financial statements are presented on a consolidated basis and include Atlas Technology Group Inc (formerly Tribeworks Inc) and its wholly owned subsidiaries, Atlas Technology Group Holdings Limited, a Malta corporation; Atlas Technology Group Limited, a Malta corporation; Atlas Technology Group (NZ) Limited, a New Zealand corporation; Atlas Technology Group (US), Inc., a Delaware corporation; Atlas Technology Group Consulting Inc., a Delaware corporation; and BLive Networks, Inc. (formerly Infobuild Systems (Canada), Inc.), a British Columbia, Canada corporation, which has been consolidated into these financial statements from January 26, 2007, collectively the “Company” or “AtlasTG”.

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

On January 26, 2007, the Company acquired all of the assets and customers of BLive Networks, Inc., further expanding the Company’s capability of delivering high quality outsourced support into the annual IT Support market. Prior to our acquisition, BLive Networks Inc had developed and operated interactive support tools for companies providing IT support worldwide. Utilizing proprietary technology, BLive’s systems are used by companies for remote technical support and sales, both externally, and for internal corporate ‘Helpdesk’ support departments. This technology enables service providers to deliver faster response times and a personal connection with users and is complimentary to the tools developed by the Company and is generating revenue.

Following the acquisition of Atlas Technology Group Holdings Ltd. on January 20, 2006, the services performed by the Company have been considered our new operating business. The services previously offered by the Company that were transferred into the Tribeworks Development Corporation (“TDC”) were sold on September 14, 2006.

The accompanying unaudited financial statements of AtlasTG have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements, although the Company believes that the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments necessary for a fair presentation of the Company’s financial position at June 30, 2008 and December 31, 2007, and its results of operations for the six months ended June 30, 2008 and 2007, the three months ended June 30, 2008 and 2007, and the operations and cash flows for the six months ended June 30, 2008 and 2007 have been made. However, operating results for the interim periods noted are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. This report should be read in conjunction with the Company’s financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Foreign Currency Translation

The Company reports in United States Dollars (“USD”) but through its subsidiaries does business in the USA, Malta, and New Zealand. BLive does business both in U.S. and Canadian dollars, but primarily in USD. The Company seeks to borrow in USD to match with the reporting currency, but business units outside of the United States receive some revenue and incur expenses and credit in foreign currencies. Transactions denominated in foreign currencies are translated at the rates of exchange ruling on the dates of the transactions. Monetary assets and liabilities expressed in foreign currencies are translated at the rates of exchange prevailing at the end-of-period exchange rates and the translation differences are reported as other comprehensive income.

Going Concern

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate the continuation of the Company as a going concern. The Company reported net operating losses in both calendar years 2006 and 2007 of $1,780,896 and $3,190,059, respectively. The Company has reported a further operating loss of $1,897,128 for the six months ended June 30, 2008, and an accumulated deficit of $21,542,586.

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

Concentration of Credit Risk

AtlasTG and each subsidiary maintain cash in both local currency and USD commercial bank accounts with major reputable financial institutions. The financial institutions are considered creditworthy and have not experienced any losses on their deposits at June 30, 2008. At June 30, 2008, the cash balances held with Wells Fargo by the Company in the United States were within the limits of the guarantees of the Federal Deposit Insurance Corporation (FDIC). In addition, funds were held in accounts with HSBC in Malta and New Zealand, countries not covered by FDIC.

Net Earnings (Loss) Per Share of Common Stock

Basic earnings per share (“EPS”) is computed based on net income (loss) divided by the weighted average number of shares of Common Stock outstanding. Diluted EPS is computed based on net income (loss) divided by the weighted average number of shares of common stock and potential common stock equivalents outstanding. Outstanding options and warrants have been excluded from the calculation of diluted loss per share as they would have been antidilutive. Accordingly the basic and diluted loss per share is the same.

Intangible Assets

Software Development Costs

From January 1, 2006, the Board of Directors has adopted Statement of Financial Accounting Standards No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed” (“SFAS 86”) the Company has capitalized certain development costs that meet the requirements of SFAS 86.

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

Customer List and Trademarks

As part of the acquisition of BLive, the Company acquired 700 customers and various trademarks and has valued this customer list and trademarks by way of the value of the future revenue these customers can generate over three years with an allowance for their diminishing value. As BLive had already commercialized its technology and is generating revenue, the customer list and trademarks acquired from BLive are being amortized over three years and this amortization is being included along with normal depreciation of fixed assets in the Consolidated Statement of Operations and Comprehensive Loss.

The Company’s intangible assets are summarized as follows:

	June 30, 2008	December 31, 2007
Software Development	748,164	748,164
IT Technology Acquired	1,340,313	1,340,313
Customer List and Trademarks	555,312	555,312
Less: Accumulated Amortization	(753,001)	(364,792)
	$1,890,788	$2,278,997

Stock-Based Awards

The Company did not grant any options to purchase shares of the Company’s Common Stock during the three months ended June 30, 2008, or during the same period in 2007.

NOTE C — LOANS, ADVANCES AND NOTES PAYABLE

During the six months ended June 30, 2008, the Company repaid $132,000 of the original note associated with the plan of reorganization of March 2005 that included the transfer of most assets and liabilities to the Company’s operating subsidiary, TDC.

Also during six months ended June 30, 2008, a loan denominated in Euro originally for the equivalent of US$100,000 was repaid. The loans payable of $134,723 comprises advances from a stockholder and has no fixed repayment dates, but are considered to be of a short-term nature.

In June 2007, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with West Coast Opportunity Fund, LLC, a Delaware limited liability company (“WCOF”). Pursuant to the terms of the Securities Purchase Agreement, a subsidiary of the Company, issued to WCOF two senior secured non-convertible promissory notes totaling $5,000,000 with $4,000,000 placed in escrow with Wells Fargo Bank, N.A. until the Company or any of its subsidiaries enters into contracts with certain entities.

On December 31, 2007, the Company entered into a Note Amendment and Securities Purchase Agreement (the “WCOF Amendment Agreement”) with WCOF. The WCOF Amendment Agreement amends the earlier Securities Purchase Agreement of June 15, 2007, under which our wholly-owned subsidiary, Atlas Technology Group (US) Inc (“ATG US”) issued to the Buyer two senior secured promissory notes, each in the principal amount of $2,500,000.00, dated June 15, 2007 and July 11, 2007 (each, a “Promissory Note,” and together, the “Promissory Notes”); 6,500,000 shares of the Company’s Common Stock and 6,500,000 warrants to purchase Common Stock, exercisable for a period of five years from the date of issuance at an initial exercise price of $2.60 per share. Pursuant to the WCOF Amendment Agreement, the WCOF agreed to cancel and return the Warrants to the Company, in consideration for which the Company has agreed to: (i) enter into the WCOF Amendment Agreement, amending the earlier agreement; (ii) amend the Promissory Note dated June 15, 2007, to extend the maturity date from November 30, 2008 to December 31, 2008 and increase the interest rate on this Promissory Note from 5% to 7.5% per annum; (iii) amend and restate the Promissory Note dated July 11, 2007; and (iv) issue a yield enhancement consisting of 3,500,000 shares (the “Yield Enhancement Shares”) of Common Stock. As a result of issuing the Yield Enhancement Shares, the Company recorded a discount on debt of $2,975,000 at December 31, 2007 and has amortized to financing charges $1,487,500 at June 30, 2008. As a result of the WCOF Amendment Agreement, the $4 million Escrow Deposit was released on January 3, 2008 and $1,500,000 was used to reduce the amended June 15, 2007 note. The balance now repayable on December 31, 2008 is $3,500,000.

NOTE C — LOANS, ADVANCES AND NOTES PAYABLE (Continued)

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

Members of the Company’s management team and certain of its stockholders executed a lock-up agreement with WCOF that prohibits them from selling any of their holdings of Common Stock until 90 days following the repayment of the Promissory Notes.

The Company paid its placement agent, Equity Source Partners, LLC (“ESP”), a NASD member investment firm, cash commissions of $80,000 on the closing date for the initial Promissory Note and issued a 5-year warrant to purchase 30,769 shares of common stock of the Company on equal terms to the warrants issued to WCOF. Atlas US also agreed to pay the legal fees of counsel to WCOF in an amount not to exceed $15,000. The Company has also reimbursed ESP for its reasonable expenses incurred in connection with the WCOF financing transaction. With renegotiation of the WCOF Agreement, ESP became eligible to receive further fees of $200,000 (which they agreed to take in cash of $180,000) paid during the quarter ended March 31, 2008, and during the six months ended June 30, 2008 28,571 shares of Common Stock in the Company and a 3-year warrant to purchase 280,000 shares of Common Stock at a strike price of $0.70 per share in settlement of the balance.

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

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical unrestricted assets or liabilities;
Level 2 - Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability; and
Level 3 - Prices or valuation techniques that require inputs that are both significant to fair value measurement and unobservable (supported by little or no market activity).

The Company’s cash instruments are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

NOTE E — COMMON STOCK AND WARRANT ISSUANCES

During the quarter ended June 30, 2008, the Company issued 38,571 fully paid shares of Common Stock. 10,000 shares of Common Stock were issued at $1.00 per share on the exercise of a warrant for 10,000 shares, and the other 28,571 shares were issued at a price of $0.70 per share for advisory fees due to ESP – see Note C above.

A 3-year warrant to purchase 280,000 shares of Common Stock at a strike price of $0.70 per share was issued during the quarter ended June 30, 2008 and 635,500 warrants expired during the quarter ended June 30, 2008.

As of June 30, 2008, the total number of shares of Common Stock issued and outstanding was 39,552,520.

The Company also entered into a registration rights agreement with WCOF (the “Registration Rights Agreement”) requiring the Company to register the resale of the shares of Common Stock and the resale of the shares underlying the warrants (the “Registrable Securities”) issued to WCOF under the Securities Act of 1933, as amended (the “Securities Act”). Pursuant to the terms of the Registration Rights Agreement, the Company is required to register the Registrable Securities with the SEC. The Registration Statement covering a portion of WCOF’s registrable securities has been filed with the SEC and was declared effective on November 7, 2007, and it is anticipated that further registration statements covering the resale of additional shares will be filed during 2008.

NOTE F _ SUBSEQUENT EVENTS

Resignation of Our Chief Executive Officer

On July 21, 2008, Mr. Peter B. Jacobson resigned his position as our Chief Executive Officer. There were no disagreements on any matter related to our operations, policies, or practices. Mr. Jacobson continues to serve as a member of our board of directors.

Appointment of a New Chief Executive Officer

Effective as of July 21, 2008, our board of directors appointed Ralph B. Muse, 63, to serve as our interim Chief Executive Officer. In connection with this appointment and on July 14, 2008, Mr. Muse entered into a Consulting Agreement (the “Consulting Agreement”) by and between our Company and Muse Consulting covering the terms of Mr. Muse’s consulting arrangement. The Consulting Agreement sets forth the terms and provisions of Mr. Muse’s independent contractor relationship with our Company. Pursuant to the Consulting Agreement, the term of Mr. Muse’s consulting as interim Chief Executive Officer will continue until a permanent Chief Executive Officer is hired. Mr. Muse will receive an immediate fee of $5,000 per week with a deferred fee of an additional $3,000 per week, which payment shall be deferred until after the interim assignment has been completed.  Our Company will also issue warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.30 per share. Of the 2,000,000 warrants, 750,000 shall vest upon the successful raising of additional equity or debt in an mount no less than $5,000,000; 500,000 shall vest upon the our Company achieving a revenue run rate of at least $4,000,000 per year; 500,000 shall vest once our Company first reports earnings before interest, taxes, depreciation and amortization of at least $0.05 per issued and outstanding shares of common stock for the preceding quarter; and the remaining 250,000 shall vest upon our Company hiring a permanent Chief Executive Officer to replace Mr. Muse. In the event the above-discussed milestones are not achieved within six months of the end of Mr. Muse’s service as our interim Chief Executive Officer, the warrants shall expire. Our Company will not provide fringe benefits, including health insurance benefits, paid vacation, or any other employee benefits. However, our Company will reimburse Mr. Muse’s reasonable and documented “out-of-pocket” expenses.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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

Our business model is primarily focused on delivering IT support services. We are leveraging the recent advances in software, IT monitoring systems, and communications, to build a new, leading edge, global support infrastructure, providing 24x7 software support to large and medium sized companies. The new application onboarding and monitoring processes that we have developed should allow for cost savings over existing IT service providers. We believe the IT support offerings offered using our software, systems, and processes will provide a quality product to a wide range of business enterprises and provide a maximum return on our investment.

RISK FACTORS

We wish to caution you that there are risks and uncertainties that could cause our actual results to be materially different from those indicated by forward-looking statements that we make from time to time in filings with the SEC, news releases, reports, proxy statements, registration statements, and other written communications, as well as oral forward-looking statements made from time to time by representatives of our Company. These risks and uncertainties include, but are not limited to, those listed in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007. These risks and uncertainties and additional risks and uncertainties not presently known to us or that we currently deem immaterial may cause our business, financial condition, operating results and cash flows to be materially adversely affected. Except for the historical information contained herein, the matters discussed in this analysis are forward-looking statements that involve risks and uncertainties, including but not limited to general business conditions, the impact of competition, and other factors which are often beyond the control of the Company. The Company does not undertake any obligation to update forward-looking statements except as required by law. You should refer to and carefully review the information in future documents we file with the SEC.

SUBSEQUENT EVENTS

Resignation of Our Chief Executive Officer

On July 21, 2008, Mr. Peter B. Jacobson resigned his position as our Chief Executive Officer. There were no disagreements on any matter related to our operations, policies, or practices. Mr. Jacobson continues to serve as a member of our board of directors.

Appointment of a New Chief Executive Officer

Effective as of July 21, 2008, our board of directors appointed Ralph B. Muse, 63, to serve as our interim Chief Executive Officer. In connection with this appointment and on July 14, 2008, Mr. Muse entered into a Consulting Agreement (the “Consulting Agreement”) by and between our Company and Muse Consulting covering the terms of Mr. Muse’s consulting arrangement. Mr. Muse will perform his services to the Registrant as an independent contractor and will not be an employee of the Registrant. Mr. Muse’s career has included building and operating multiple successful businesses on an international scale. These businesses have included executive positions with General Electric, Asea Brown Boveri AG, Cabletron Systems and Booz Allen Hamilton. As President and Chief Executive Officer of his consulting company, Muse Consulting, Mr. Muse’s career has included numerous consulting assignments. From June 2007 to the present, Mr. Muse has consulted for Melmedtronics, Inc., McDonald Technology, Inc. and a mid-sized supply chain management company. From September 2007 to December 2007, Mr. Muse consulted as the interim Chief Executive Officer of Safeguard Securities Holdings, Inc. From June 2005 to June 2007, Mr. Muse served as Senior Vice President and General Manager of the Land Imaging Systems Division of Ion Geophysical Inc. From March 2001 to June 2005, Mr. Muse provided consulting services to numerous companies, including the Land and Marina Imaging Systems Division of Input Output, Inc.; several Silicon Valley and Dallas-based start-up companies; COMDEV International Ltd.; LightPointe, Inc.; Renaissance Capital Group; two wireless equipment startup companies; The Planet, Inc.; and SYSTEMS group, Inc. From September 1999 to March 2001, Mr. Muse served as President and Chief Executive Officer of NextNet Wireless, Inc. Mr. Muse received his Masters of Science in Operations Management from the University of Arkansas in Fayetteville, Arkansas in 1977 and his Bachelors of Science in Electrical Engineering from Christian Brothers University in Memphis, Tennessee in 1968.

The Consulting Agreement sets forth the terms and provisions of Mr. Muse’s independent contractor relationship with our Company. Pursuant to the Consulting Agreement, the term of Mr. Muse’s consulting as interim Chief Executive Officer will continue until a permanent Chief Executive Officer is hired. Mr. Muse will receive an immediate fee of $5,000 per week with a deferred fee of an additional $3,000 per week, which payment shall be deferred until after the interim assignment has been completed.  Our Company will also issue warrants to purchase up to 2,000,000 shares of our common stock at an exercise price of $0.30 per share. Of the 2,000,000 warrants, 750,000 shall vest upon the successful raising of additional equity or debt in an mount no less than $5,000,000; 500,000 shall vest upon the our Company achieving a revenue run rate of at least $4,000,000 per year; 500,000 shall vest once our Company first reports earnings before interest, taxes, depreciation and amortization of at least $0.05 per issued and outstanding shares of common stock for the preceding quarter; and the remaining 250,000 shall vest upon our Company hiring a permanent Chief Executive Officer to replace Mr. Muse. In the event the above-discussed milestones are not achieved within six months of the end of Mr. Muse’s service as our interim Chief Executive Officer, the warrants shall expire. Our Company will not provide fringe benefits, including health insurance benefits, paid vacation, or any other employee benefits. However, our Company will reimburse Mr. Muse’s reasonable and documented “out-of-pocket” expenses.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We experienced a net operating loss (EBIT) of $1,897,128 for the six months ended June 30, 2008 and $962,581 for the quarter ended June 30, 2008, compared to a net operating loss of $1,443,977 for the six months ended June 30, 2007 and $785,485 for the quarter ended June 30, 2007.

Set out in the following sections is an analysis of our results for the quarter.

Revenues

Total revenues for the six months ended June 30, 2008 were $396,883 and for quarter ended June 30, 2008 were $257,073, compared to $281,716 for the six months ended June 30, 2007 and $175,903 for the three months ended June 30, 2007. The revenue of $396,883 can be split into two categories: a) onboarding and support sales (including recovery of expenses and third party costs) of $343,181 and b) revenue from consulting services and placing consultants with third parties of $53,702, compared with $138,163 and $143,553, respectively, for the first six months to June 30, 2007. This shows an increase in revenue from our mainstream IT support business and a decrease in our consulting and placement business now that we are getting further into our IT support mainstream business.

We are now regularly billing monthly support revenue to four customers. We have refocused our marketing toward small to medium sized businesses for which we can provide 24x7 support at a substantial cost saving compared with these businesses maintaining their own in-house support. The savings arise because we have support teams in two locations on opposite sides of the world that just specialize on IT support and can service and support more than one customer at the same time, compared to the resources needed by individual small to medium sized companies. As we carry out our support remotely from our servers and systems, this does not preclude these small to medium sized businesses from maintaining their own IT department that focuses on the development of new applications.

We anticipate that revenue from our new IT support services will increase during the 2008 year as new customers are recruited and onboarded.

Cost of Sales and Gross Margin

Our cost of sales for the six months ended June 30, 2008 was $479,035 and for the three months ended June 30, 2008 was $261,977, compared to $193,691 for the first six months to June 30, 2007 and $109,980 for the three months ended June 30, 2007. During the quarter ended June 30, 2008 the direct salary costs of our mainstream IT support staff was reclassified into cost of sales, which was not the case in 2007 when these costs were included under operating expenses with the IT software development and support line as the business was still in its testing phase at this time in 2007. Cost of sales includes the salary costs related to the consulting work performed and the BLive support services provided, as well as the salaries and engagement fees for the consultants provided to third parties and the share of income for our joint venture partner as was the case in 2007. The gross margin has improved in the quarter ended June 30, 2008 due to the better utilization of our staff generating additional revenue for the same basis static cost.

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

In the six months ended June 30, 2008, our IT software support and development expenses were $455,202, compared to $642,336 for the six months ended June 30, 2007. The decrease is the due to the reciprocal of the increased cost of sales discussed above. This category now includes only support staff and overheads.

Sales and marketing expenses for the six months ended June 30, 2008 were $256,275, compared to $131,931 for the six months ended June 30, 2007. This reflects additional direct marketing costs and salaries expended in the first six months on 2008. Sales and marketing expense consists primarily of compensation and benefits for our sales and marketing team, plus direct marketing costs and advertising expenses which are primarily the costs incurred in the design, development, and printing of our literature and marketing materials. We expense all advertising expenditures as incurred.

Depreciation and amortization expense increased substantially in the six months ended June 30, 2008 to $426,487, compared to $134,478 in the six months ended June 30, 2007. The reason for the increase is that we are now fully amortizing IT technology purchased with the acquisition of Atlas Technology Holdings Ltd in January 2006, as well as the IT technology and customer lists that we purchased as part of BLive in January 2007. These intangibles are being amortized over three years and the level of depreciation and amortization will remain at the current level for the remainder of 2008.

General and administrative expenses consist primarily of head office compensation and benefits plus fees for professional services such as legal and audit. General and administrative expenses were $677,012 for the six months ended June 30, 2008, compared to $577,856 for the six months ended June 30, 2007. General and administrative expenses were $363,777 for the three months ended June 30, 2008, compared to $266,877 for the three months ended June 30, 2007. The increase was due to additional legal expenses and investor relations costs incurred in 2008 compared to the same period in 2007.

Loss from Operations

The loss from operations for the six months ended June 30, 2008 was $1,897,128, compared to a loss of $1,398,576 for the six months ended June 30, 2007. The loss from operations for the three months ended June 30, 2008 was $962,581, compared to a loss of $785,485 for the three months ended June 30, 2007. The increased loss was primarily due to additional sales and marketing expense, depreciation and amortization, and general and administrative expenses, offset by a reduction in support overheads due to the transfer to cost of sales as detailed above. As revenue increases the loss from operations will reduce as we have sufficient staff to take on additional customers and sufficient office space in all three locations to accommodate our immediate needs and to accommodate additional staff we need to hire. In addition, general and administrative costs are expected to remain at the same levels as we build up revenue over the coming twelve months.

Interest Income, Expense and other financing charges

Interest income for the six months ended June 30, 2008 was $560, compared with $2,066 for the six months ended June 30, 2007.

Interest expense was $101,448 for the six months ended June 30, 2008, compared to $30,862 for the six months ended June 30, 2007. The increase is due to the accrual of interest on the WCOF term loan which was borrowed back in mid-2007. The quarterly cost will remain at this level with the loan being repayable on December 31, 2008.

Following the issuance to WCOF of 3,500,000 shares of Common Stock in the form of “yield enhancement shares” as part of the WCOF amended securities transaction detailed elsewhere in this report, $2,975,000 of non-cash prepaid financing charges were recorded as a discount to debt and as additional paid-in capital. This amount will be amortized over the twelve months to interest expense in amount of $743,750 in each quarter until December 31, 2008. In addition, the broker for the transaction was paid $200,000 of commissions, and together with the amortization, these make up the $1,687,500 of other financing charges and amortization expense. In the quarter ended June 30, 2007, there were similar charges as a result of the original issue of warrants to WCOF on June 15, 2007.

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

Provision for Income Taxes

Income taxes for the six months ended June 30, 2008 were $56 (which consists of income taxes and withholding taxes deducted from interest income). The comparative figure for the six months ended June 30, 2007 was $31.

Net Income (Loss)

In summary and as discussed above, we experienced a net operating loss (EBIT) of $1,897,128 for the six months ended June 30, 2008, compared to a net operating loss of $1,398,576 for the six months ended June 30, 2007. When our net operating loss is added to our net interest and other financing charges of $1,788,388, taxes of $56 and foreign exchange translation gain of $243,878, our comprehensive loss for the six months ended June 30, 2008 is $3,441,694, compared to a comprehensive loss of $2,988,652 for the six months ended June 30, 2007.

We experienced a net operating loss (EBIT) of $962,581 for the three months ended June 30, 2008, compared to a net operating loss of $785,485 for the three months ended June 30, 2007. When our net operating loss is added to our net interest and other financing charges of $814,596, taxes of $31 and foreign exchange translation gain of $262,892, our comprehensive loss for the three months ended June 30, 2008 is $1,514,316, compared to a comprehensive loss of $2,205,846 for the three months ended June 30, 2007.

We do not expect to be profitable during 2008, but we expect our level of operating losses to reduce as we gain new application support customers, and reduce staff and cost while increasing our revenues throughout the year.

Liquidity and Capital Resources

On June 30, 2008, we had total cash resources of $86,272, compared to $25,724 on December 31, 2007.

With the signing of the WCOF Amendment Agreement on December 31, 2007, this enabled the previously restricted escrowed WCOF funds of $4,011,107 to be released. These funds have been used to repay WCOF $1,500,000, pay $180,000 of commissions due on this fundraising, to repay $889,915 of overdrafts, creditors, accruals, and short-term debt raised from shareholders.

Related Party Transactions

During the six months ended June 30, 2008 we have repaid $106,758 of loans from related parties, being a stockholder who is a director. There are no other currently proposed transactions, or series of the same, to which we are a party, in which the amount involved exceeds $60,000 (other salaries paid to executive officers at the same rates as disclosed in the 10-KSB filed for the year ended December 31, 2007) and in which, to our knowledge, any director, executive officer, nominee, 5% stockholder or any member of the immediate family of any of the foregoing persons have or will have a direct or indirect material interest.

Recently Issued Financial Accounting Pronouncements

In February 2008, FASB issued FASB Staff Position ("FSP") No. 157-2 "Effective Date of Statement No. 157" ("FSP No. 157-2").  FSP No. 157-2 delays the effective date of SFAS No. 157 ("SFAS No. 157") "Fair Value Measurements," for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The Company is currently assessing the impact of FSP No. 157-2 on the Company's financial condition and results of operations for the year ending December 31, 2008.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133."  SFAS No. 161 requires enhanced disclosures about an entity's derivative and hedging activities.  These enhanced disclosures will discuss: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The Company has not confirmed the impact, if any, that implementation of SFAS No. 161 will have on the Company's financial condition and results of operations for the fiscal year ending December 31, 2008.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Item 3. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation required by Rule 13a-15(b) promulgated under the Exchange Act, that as of June 30, 2008 our disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act) are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic filings under the Exchange Act, and include controls and procedures designed to ensure that information required to be disclosed by us in such periodic filings is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure. Since June 30, 2008, there have not been any significant changes in our disclosure controls and procedures or in other factors that could significantly affect such controls.

There were no significant changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) promulgated under the Exchange Act that occurred during the fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 3A(T). Controls and Procedures

Our Company's Chief Executive Officer and Chief Financial Officer have determined that there were no material changes in our Company's internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) and Rule 15d-15(d) of the Exchange Act that occurred during the fiscal quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, our Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2008, the Company issued 38,571 shares of fully paid Common Stock for a total consideration of $30,000.

Item 3. Defaults upon Senior Securities.

Interest of $99,643 that was due to WCOF on June 30, 2008 has not been paid. No demand for payment has been received from WCOF.

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

10.7
Form of Lock-up Agreement, dated June 15, 2007, between West Coast Opportunity Fund, LLC and certain stockholders of Tribeworks, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.8
Promissory Note, dated July 11, 2007, between Atlas Technology Group (US), Inc. and West Coast Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 13, 2007)*

10.9
Consulting Agreement by and between Atlas Technology Group, Inc. and Muse Consulting, dated as of July 14, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 21, 2008)*

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

ATLAS TECHNLOGY GROUP, INC., a Delaware corporation

Date: August 19, 2008	By:	/s/ Ralph B Muse
Ralph B. Muse Chief Executive Officer

Date: August 19, 2008	By:	/s/ B. S. P. Marra
B. S. P. Marra Chief Financial Officer

Index to Exhibits

EXHIBIT NUMBER	DESCRIPTION OF EXHIBITS

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

10.7
Form of Lock-up Agreement, dated June 15, 2007, between West Coast Opportunity Fund, LLC and certain stockholders of Tribeworks, Inc. (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed June 19, 2007)*

10.8
Promissory Note, dated July 11, 2007, between Atlas Technology Group (US), Inc. and West Coast Opportunity Fund (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 13, 2007)*

10.9
Consulting Agreement by and between Atlas Technology Group, Inc. and Muse Consulting, dated as of July 14, 2008 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 21, 2008)*

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