Form 10-Q
period 2021-09-30
Atlas Technology Group, Inc.
filed 2021-11-15
CIK 1093636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 000-28675

ATLAS TECHNOLOGY GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	94-3370795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

PO Box 147165, Lakewood, Colorado	80214
(Address of Principal Executive Offices)	(Zip Code)

303-323-4896

(Registrant’s telephone number, including area code)

____________________________________________

(Former Name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” "non-accelerated filer ," “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

As of November 15, 2021, there were 5,850,705,874 shares of common stock, $0.0001 par value per share, outstanding.

Page
PART I – FINANCIAL INFORMATION
Item 1.Financial Statements	1

PART I

Item 1. Financial Statements.

ATLAS TECHNOLOGY GROUP, INC.

CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2021	DECEMBER 31, 2020
	(unaudited)	(audited)
ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid Expenses	2,917	—

Total Current Assets	2,917	—

Total Assets	$2,917	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$3,150	$9,470
Accruals - Related Parties	99,000	72,000
Note Payable - Related Party	28,133	—

Total Current Liabilities	130,283	81,470

Total Liabilities	130,283	81,470

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Series A Preferred Stock, $0.00001 value, 1 share
authorized, 1 share issued and outstanding	39,900	176,360
Series B Preferred Stock, $0.00001 par value, 24,999,999 authorized,
0 shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 15,000,000,000 shares
authorized, 5,850,705,874 shares issued and outstanding	58,507	58,507
Additional Paid In Capital	30,707,342	30,530,982
Retained Deficit	(30,933,115)	(30,847,319)

Total Shareholders' Deficit	(127,366)	(81,470)

Total Liabilities and Shareholders' Deficit	$2,917	$0

The accompanying notes are an integral part of these condensed unaudited financial statements

ATLAS TECHNOLOGY GROUP, INC.

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE		FOR THE
	THREE-MONTHS ENDED		NINE-MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020

REVENUE	$—	$—	$—	$—

EXPENSES
General and administrative expenses	28,966	9,150	90,066	27,450
Gain on partial settlement of liability	—	—	(4,270)	—

Total Expenses	28,966	9,150	85,796	27,450

OPERATING LOSS	(28,966)	(9,150)	(85,796)	(27,450)

OTHER (INCOME) EXPENSE	—	—	—	—

INCOME (LOSS) BEFORE TAXES	(28,966)	(9,150)	(85,796)	(27,450)

TAXES	—	—	—	—

NET INCOME (LOSS)	$(28,966)	$(9,150)	$(85,796)	$(27,450)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	5,850,705,874	5,850,705,874	5,850,705,874	5,850,705,874

The accompanying notes are an integral part of these condensed unaudited financial statements

ATLAS TECHNOLOGY GROUP, INC.

CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Series A Preferred Shares		Common Shares
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)	Total
Balance at June 30, 2020	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,863,061)	$(97,212)

Net loss for the quarter	—	—	—	—	—	(9,150)	$(9,150)

Balance at September 30, 2020	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,863,061)	$(106,362)

Balance at June 30, 2021	1	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,904,149)	$(98,400)

Net loss for the quarter	—	—	—	—	—	$(28,966)	$(28,966)

Balance at September 30, 2021	1	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,933,115)	$(127,366)

Balance at December 31, 2019	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,810,719)	$(44,870)

Net loss for the period	—	—	—	—	—	(27,450)	(27,450)

Balance at September 30, 2020	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,872,211)	$(106,362)

Balance at December 31, 2020	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,847,319)	$(81,470)

Cancellation of Series A Preferred Stock	(1)	(176,360)	—	—	176,360	—	0

Issuance of Series A Preferred Stock	1	39,900	—	—	—	—	39,900

Net loss for the period	—	—	—	—	—	(85,796)	(85,796)

Balance at September 30, 2021	1	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,933,115)	$(127,366)

The accompanying notes are an integral part of these condensed unaudited financial statements

ATLAS TECHNOLOGY GROUP, INC.

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE NINE-MONTHS ENDED SEPTEMBER 30,
	2021	2020

Cash Flows from Operating Activities:

Net Income (Loss)	$(85,796)	$(27,450)
Adjustments to reconcile net income (loss) to
net cash from operating activities
Compensation paid in preferred stock	39,900	—
Gain on partial settlement of liabilities	(4,270)	—

Changes in working capital items:
Prepaid expenses	(2,917)
Accounts payable	(2,050)	450
Accruals - related parties	27,000	27,000

Net Cash Flows Used in Operating Activities	(28,133)	0

Net Cash Flows Used in Investing Activities	—	—

Cash Flows from Financing Activities
Note Payable - Related Party	28,133	—

Net Cash Flows From Investing Activities	28,133	—

Net Change in Cash:	0	0

Beginning Cash:	$—	$—

Ending Cash:	$0	$0

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

ATLAS TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Atlas Technology Group, Inc., a Florida corporation, (“Atlas”, “the Company”, “We", "Us" or “Our’) is a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

Effective May 29, 2021, we entered into an agreement with Corporate Excellence Consulting Inc. (“CECI”), our then controlling shareholder, and Mr. David Cutler (“Mr. Cutler”) (“the Agreement”) under which:

-

CECI surrendered, and we cancelled, the single outstanding share of Series A Preferred Stock. The single outstanding share of Series A Preferred Stock carried super preferred voting rights enabling the holder to vote the equivalent of 61% of all voteable preferred and common shares issued and outstanding,

-

We issued a new share of Series A Preferred Stock, carrying the same super preferred voting rights described above, to Mr. Cutler. As a consequence of this issuance, Mr. Cutler became our new controlling shareholder,

-

Mr. Cutler was appointed as a director of ours and as our Chief Financial Officer,

-

Mr. Cutler paid $5,000 to CECI on our behalf as a partial repayment of the outstanding fees due by us to CECI,

-

Mr. Cutler undertook to pay a further $30,000 on our behalf as a full and final settlement of the outstanding fees due by us to CECI, such payment to be made on the approval by FINRA of a proposed name change and reverse stock split,

-

CECI agreed to accept the $35,000 to be paid to them by Mr. Cutler on our behalf in full and final settlement of the outstanding fees due by us to CECI.

The initial payment of $5,000 to CECI was made by Mr. Cutler as agreed.

There is no guarantee that it will be possible to complete the remaining terms of the Agreement.

History

Atlas was incorporated in the state of Nevada in August 1996 under the name Pan World Corporation. In November 1999, the Company changed its name to Tribeworks, Inc. and redomiciled to the state of Delaware. In August 2007, the Company changed its name to Atlas Technology Group, Inc. In August 2015, the Company redomiciled to the State of Florida. In December 2015, the Company changed its name to Moxie Motion Pictures, Inc. In November 2018, the Company changed its name back to Atlas Technology Group, Inc.

Since its Inception in August 1996, the Company has at various times been involved in the following business activities: software sales, provision of information technology application support services, distribution of energy efficient lighting products and movie production and talent management.

By December 31, 2018, the Company had ceased all operations and had disposed of all its former operating subsidiaries.

Impact of the COVID-19 Pandemic

We have not commenced operations as yet and consequently have not been directly impacted by the Covid-19 outbreak at this time. However, the detrimental effect of the Covid-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and identify an entity to merge with for the foreseeable future. We are unable to predict with any certainty the ultimate impact Covid-19 outbreak on our plans at this time.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the nine-month period ended September 30, 2021. We incurred a loss of $85,796 and had an accumulated deficit of $30,933,115 as of September 30, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of September 30, 2021 and for the related periods presented, have been included. The results for the three and nine-month periods ended September 30, 2021 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended December 31, 2020 and 2019 included on pages F-1 to F-15 of the our Form 10 filed on July 29, 2021 and amended on August 2 and August 30, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2021 and December 31, 2020, our cash balances were $0.

Fair Value Measurements:

ASC Topic 820, Fair Value Measurements and Disclosures ("ASC 820"), provides a comprehensive framework for measuring fair value and expands disclosures which are required about fair value measurements. Specifically, ASC 820 sets forth a definition of fair value and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable value inputs. ASC 820 defines the hierarchy as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as equities listed on the New York Stock Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reported date. The types of assets and liabilities in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing that are unobservable as of the reporting date. The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as complex and subjective models and forecasts used to determine the fair value of financial transmission rights.

Our financial instruments consist of our prepaid expenses, accounts payable, accrued expenses - related parties and note payable – related party. The carrying amount of our prepaid expenses, accounts payable, accrued expenses- related parties and note payable – related party approximates their fair values because of the short-term maturities of these instruments

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 5, 6 and 8 below for details of related party transactions in the period presented.

Leases:

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) as assets, operating lease non-current liabilities, and operating lease current liabilities in our balance sheet. Finance leases are property and equipment, other current liabilities, and other non-current liabilities in the balance sheet.

ROU assets represent the right to use an asset for the lease term and lease liability represent the obligation to make lease payment arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over lease term. As most of the leases doesn’t provide an implicit rate. We generally use the incremental borrowing rate on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating ROU asset also includes any lease payments made and exclude lease incentives. Lease expense for lease payment is recognized on a straight-line basis over lease term.

The Company was not party to any lease transaction during the three and nine months ended September 30, 2021 and 2020.

Income Taxes:

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carry-forwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

Revenue Recognition:

Revenues are recognized when control of the promised goods or services are transferred to a customer, in an amount that reflects the consideration that the Company expects to receive in exchange for those goods or services. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract(s) with customers

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the three and nine months ended September 30, 2021 and 2020, we have not identified specific planned revenue streams.

During the three and nine-month periods ended September 30, 2021 and 2020, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three and nine-month periods ended September 30, 2021 and 2020.

Stock-Based Compensation:

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

Net Loss per Share Calculation:

Basic earnings (loss) per common share ("EPS") is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Recently Accounting Pronouncements:

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

NOTE 4. ACCOUNTS PAYABLE

As of September 30, 2021 and December 31, 2020, the balance of accounts payable totaled $3,150 and $9,470 respectively.

These balances were owed to the Company’s share transfer agent.

NOTE 5. ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2021 and December 31, 2020, the balance of accruals - related parties totaled $99,000 and $72,000 respectively.

These accruals relate to consulting fees due our current controlling shareholder, director and chief financial officer ($20,000 and $0, respectively) and our former controlling shareholder ($79,000 and $72,000 respectively).

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of September 30, 2021 and December 31, 2020, the balance of notes payable – related party totaled $28,133 and $0 respectively

Our new controlling shareholder, director and chief financial officer, advanced to us $28,133, by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three and nine-month periods ended September 30, 2021 or 2020, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 8. SHAREHOLDERS’ DEFICIT

Preferred Stock

We are authorized to issue 25,000,000 shares of preferred stock with a par value of $0.00001, with such relative rights, preferences and designations as may be determined by our Board of Directors in its sole discretion upon the issuance of any shares of Preferred Stock.

1 share of Series A Preferred Stock and 24,999,999 shares of Series B Preferred Stock were designated effective July 27, 2015.

There are no remaining shares of preferred stock available for designation at this time.

Series A Preferred Stock

As of September 30, 2021, we were authorized to issue 1 share of Series A Preferred Stock with a par value of $0.00001.

1 share of Series A Preferred Stock was issued and outstanding as of December 31, 2020.

The share of Series A Preferred Stock carried super majority voting rights such that it can vote the equivalent of 61% of all votable preferred and common stock at all times.

The share of Series A Preferred Stock was convertible into 1,000 shares of common stock at the option of the Holder.

As described above, effective May 29, 2021, the 1 existing issued share of Series A Preferred Stock was returned to us by of former controlling shareholder and cancelled by us.

Further on May 29, 2021, we issued a new share of Series A Preferred Stock, valued by an independent, third party valuation company at $39,900, as compensation to our new controlling shareholder, director and Chief Financial Officer.

The new share of Series A Preferred Stock carries the same super majority voting rights as before such that it can vote the equivalent of 61% of all votable preferred and common stock at all times.

However, the new share of Series A Preferred Stock is now convertible into such number of shares of common equal to 61% ownership of the common stock of the Company at the option of the Holder.

As further discussed in Note 9 Subsequent Events below, effective October 26, 2021, the Company’s board of directors and controlling shareholder increased the super majority voting rights of the one share of outstanding share of Series A Preferred Stock from 61% to 68%.

Series B Preferred Stock

As of September 30, 2021, we were authorized to issue 24,999,999 shares of Series B Preferred Stock with a par value of $0.00001.

No shares of Series B Preferred Stock were issued or outstanding during the three- and nine-months periods ended September 30, 2021 and 2020.

Each share of Series B Preferred Stock is entitled to one vote.

In the event of a liquidation, each share of Series B Preferred Stock is entitled to $1.00 per share distribution before any distribution is made to holders of any stock ranking junior to the Series B Preferred Stock.

Each share of series B Preferred Stock is convertible into 100,000 common shares of the Company.

Common Stock

As of September 30, 2021, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three- and nine-month periods ended September 30, 2021 and 2020.

As of September 30, 2021 and December 31, 2020, 5,850,705,874 shares of common stock were issued and outstanding.

As further discussed in Note 9. Subsequent Events below, on November 9, 2021, we filed a Preliminary Schedule 14C in respect of:

-

a proposed reverse split of the common stock issued and outstanding on a one new share for one million (1,000,000) old shares basis, to be followed by

-

a proposed forward split on a one for one hundred (100) basis such that each post reverse split old share represents 100 new shares.

These transactions were approved by the Board of directors and the Company’s controlling shareholder on November 9, 2021 and will become effective upon the filing of an amendment to our Certificate of Incorporation with the Secretary of State and approval from FINRA.

Warrants

No warrants were issued or outstanding during the three- and nine-month periods ended September 30, 2021 and 2020.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three- and nine-month periods ended September 30, 2021 and 2020.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

Effective October 26, 2021, the Company's board of directors and controlling shareholder increased the super majority voting rights of the one share of outstanding share of Series A Preferred Stock from 61% to 68%.

On November 9, 2021, we filed a Preliminary Schedule 14C in respect of:

-

a proposed reverse split of the common stock issued and outstanding on a one new share for one million (1,000,000) old shares basis, to be followed by

-

a proposed forward split on a one for one hundred (100) basis such that each post reverse split old share represents 100 new shares.

These transactions were approved by the Board of directors and the Company’s controlling shareholder on November 9, 2021 and will become effective upon the filing of an amendment to our Certificate of Incorporation with the Secretary of State and approval from FINRA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Certain statements made in this quarterly report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the registrant to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this quarterly report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the registrant or any other person that the objectives and plans of the registrant will be achieved.

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Registration Statement on Form 10 for the fiscal years ended December 31, 2020 and 2019, filed with the Securities and Exchange Commission (“Commission”) on July 29, 2021, as amended on August 2, 2021 and August 30, 2021. More broadly, these factors include, but are not limited to:

●	We have incurred significant losses and expect to incur future losses;

●	Our current financial condition and immediate need for capital;

●	Potential significant dilution resulting from the issuance of new securities for any funding, debt conversion or any business combination; and

●	We are a “penny stock” company.

OVERVIEW

Atlas Technology Group, Inc., a Florida corporation, (“Atlas”, “the Company”, “We", "Us" or “Our’) is a publicly quoted shell company seeking to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

PLAN OF OPERATION

Our plan of operations is to raise debt and/or equity to meet our ongoing operating expenses and seek to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that we will successfully complete this series of transactions. In particular, there is no assurance that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

Our intended general and administrative budget for the next twelve months is as follows:

	Q4 financial year ended December 31, 2021	Q1 financial year ended December 31, 2022	Q2 financial year ended December 31, 2022	Q3 financial year ended December 31, 2022	Twelve Month Total
Accounting	$4,000	$4,000	$4,000	$4,000	$16,000
Legal	5,000	5,000	5,000	5,000	20,000
Other fees	1,000	1,000	1,000	1,000	4,000
General and administrative	1,500	1,500	1,500	1,500	6,000
Miscellaneous	500	500	500	500	2,000
Salaries	15,000	15,000	15,000	15,000	60,000
Total Operating Expenses	$27,000	$27,000	$27,000	$27,000	$108,000

As of September 30, 2021, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

Our principal shareholder has indicated his intention to provide such funds as may be required for the Company to become, and remain, a fully reporting public company while seeking to create value for shareholders by merging with another entity with experienced management and opportunities for growth in return for shares of its common stock. Such intentions do not represent a binding commitment by the principal shareholder and there is no guarantee that our two principal shareholders will be able to provide the funding necessary to achieve this objective.

We currently believe that our principal shareholder will be able to provide us with the funding necessary to effect our business plan to merge with another entity. However, while our principal shareholder has indicated his intention to provide us with sufficient funding to achieve this objective, there is no guarantee that he will be able to provide funding necessary to enable us to merge with another entity.

If we are unable to obtain the necessary funding from our principal shareholder, we anticipate facing major challenges in raising the necessary funding to effect our business plan to merge with another entity. Raising debt or equity funding for small publicly quoted, penny stock, shell companies is always extremely challenging.

We may face a number of obstacles in our attempt to raise funding to achieve our objective of merging with a yet to be identified company or group. One of those is Rule 419, under the Securities Act of 1933.

Rule 419 defines a "blank check company" as a company that: i. Is a development stage company that has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and ii. Is issuing "penny stock," as defined in Rule 3a51-1 under the Securities Exchange Act of 1934.

We are a “blank check company” and therefore, in order to raise public or private funds, we must comply with the requirements of Rule 419 which includes restrictive escrow and other provisions. These provisions will make it difficult, if not impossible, for us to raise funds for the company.

Therefore, because of these difficulties in raising funding in penny stock or shell companies, if our principal shareholder is unable to provide us with the funding required to merge with another entity, it is very likely that we will be unable to implement our business plan to merge with another entity to create value for all of our shareholders”.

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our virtually unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources.

We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

We expect that the selection of a business opportunity will be complex and risky. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our sole director. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

RESULTS OF OPERATIONS FOR THREE MONTH PERIOD ENDED SEPTEMBER 30, 2021 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2020

We are a publicly quoted shell company seeking to merge with other entities with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

Revenue

We recognized no revenue during the three months ended September 30, 2021 or 2020 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three months ended September 30, 2021, we incurred general and administrative expenses of $28,966, comprising consulting fees to our current controlling shareholder of $15,000, professional fees of $10,500, various OTC, FINRA and Edgar filing fees of $3,316 and share transfer agent fees of $150.

By comparison, during the three months ended September 30, 2020, we incurred general and administrative expenses of $9,150, comprising consulting fees to our pervious controlling shareholder of $9,000 and share transfer agent fees of $150.

Operating Loss

During the three months ended September 30, 2021 and 2020, we recognized operating losses of $28,966 and $9,150, respectively, due to the factors discussed above.

Loss before Income Tax

During the three months ended September 30, 2021 and 2020, we recognized losses before income tax of $28,866 and $9,150, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months ended September 30, 2021 and 2020 as we incurred taxable losses in both periods

Net Loss

During the three months ended September 30, 2021 and 2020, we recognized net losses of $28,866 and $9,150, respectively, due to the factors discussed above.

RESULTS OF OPERATIONS FOR NINE MONTH PERIOD ENDED SEPTEMBER 30, 2021 COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2020

We are a publicly quoted shell company seeking to merge with other entities with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. No potential merger candidate has been identified at this time.

Revenue

We recognized no revenue during the nine months ended September 30, 2021 or 2020 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the nine months ended September 30, 2021, we incurred general and administrative expenses of $90,066, comprising consulting fees to our pervious and current controlling shareholders of $74,900, professional fees of $10,500, various OTC, FINRA, Edgar and state filing fees of $4,216 and share transfer agent fees of $450. Of the consulting fees to our pervious and current controlling shareholders, $39,900 was attributable to the fair value of one share of Series A preferred stock issued to our current controlling shareholder.

By comparison, during the nine months ended September 30, 2020, we incurred general and administrative expenses of $27,450, comprising consulting fees to our pervious controlling shareholder of $27,000, and share transfer agent fees of $450.

Gain on Partial Settlement of Liabilities

During the nine months ended September 30, 2021, we recognized a gain of $4,270 on a partial payment made to one of our creditors. The creditor reduced the remaining balance owed by us on receipt of the partial payment.

We recognized no such gain during the nine months ended September 30, 2020.

Operating Loss

During the nine months ended September 30, 2021 and 2020, we recognized operating losses of $85,796 and $27,450, respectively, due to the factors discussed above.

Loss before Income Tax

During the nine months ended September 30, 2021 and 2020, we recognized losses before income taxes of $85,796 and $27,450, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the nine months ended September 30, 2021 and 2020 as we incurred taxable losses in both periods

Net Loss

During the nine months ended September 30, 2021 and 2020, we recognized net losses of $85,796 and $27,450, respectively, due to the factors discussed above.

CASH FLOW

As of September 30, 2021, we did not have any cash or cash equivalents, prepaid expenses of $2,917, no revenue generating activities or other source of income and we had outstanding liabilities of $130,283 and a shareholders’ deficit of $127,366.

By comparison, as of December 31, 2020, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $81,470 and a shareholders’ deficit of $81,470.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2020 and 2019, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine months ended September 31, 2021 and 2020:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Net Cash Used in Operating Activities	$(28,133)	$	(-)
Net Cash Used in Investing Activities	—		—
Net Cash Provided by Financing Activities	28,133		—
Net Change in Cash	$—		$—

Operating Activities

During the nine months end September 30, 2021, we recognized a net loss $85,796 which was reduced for cash flow purposes by $39,900 for compensation paid in preferred stock and a $27,000 increase in accrued liabilities – related parties and increased for cash flow purposes by a $4,270 non-cash gain on the partial settlement of a liability, increased, a $2,917 increase in prepaid expenses and the $15,000 and a $2,050 reduction in accounts payable resulting in a net $28,133 being used in operating activities.

By comparison during the nine months ended September 30, 2020, we recognized a net loss $27,450 which for cash flow purposes was fully offset by an increase in accruals related party of $27,000 and accounts payable of $450 resulting in a net $0 being used in, or generated by, operating activities.

Investing Activities

We did not engage in any investing activities during the nine-month periods ended September 30, 2021 and 2020.

Financing Activities

During the nine-months ended September 30, 2021, we received $28,133 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $28,133 generated from financing operations.

By comparison, we did not engage in any financing activities during the nine-month periods ended September 30, 2020.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations

CRITICAL ACCOUNTING POLICIES

All companies are required to include a discussion of critical accounting policies and estimates used in the preparation of their financial statements. On an on-going basis, we evaluate our critical accounting policies and estimates. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our significant accounting policies are described in Note 3 of our Condensed Unaudited Financial Statements above. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2021, we have no off-balance sheet arrangements.

Share-based Compensation

The cost of equity instruments issued to non-employees in return for goods and services is measured by the fair value of the equity instruments issued in accordance with ASC 718, “Compensation - Stock Compensation.” Measurement date for non-employees is the grant date of the stock-based compensation. The cost of employee services received in exchange for equity instruments is based on the grant date fair value of the equity instruments issued.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

Contractual Obligations

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2021.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for the preparation of our financial statements and related information. Management uses its best judgment to ensure that the financial statements present accurately, in material respects, our financial position and results of operations in fairness and conformity with generally accepted accounting principles.

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in the Exchange Act. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate, and that the assumptions and opinions in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal controls, including the possibility of human error and overriding of controls. Consequently, an ineffective internal control system can only provide reasonable, not absolute, assurance with respect to reporting financial information.

Our internal control over financial reporting includes policies and procedures that: (i) pertain to maintaining records that, in reasonable detail, accurately and fairly reflect our transactions; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles and that the receipts and expenditures of company assets are made in accordance with our management’s and directors’ authorization; and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on our financial statements.

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2021 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2021:

•	The Company did not maintain effective controls over certain aspects of the financial reporting process because we lacked personnel with accounting expertise and an adequate supervisory review structure that is commensurate with our financial reporting requirements.

•	Material Weakness – Inadequate segregation of duties.

There are no assurances that the material weaknesses and significant deficiencies in our disclosure controls and procedures and internal control over financial reporting will not result in errors in our financial statements, which could lead to a restatement of those financial statements. Our management does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and maintained, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must account for resource constraints. In addition, the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can and will be detected.

This Form 10- Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Form 10- Q.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the three and nine month periods ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

Item 6. Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2021	ATLAS TECHNOLOGY GROUP, INC.

/s/ Redgie Green
Redgie Green
Director and CEO
(Chief Executive Officer and Principal Executive Officer)

/s/ David Cutler
David Cutler
Director and CFO
(Chief Financial Officer and Principal Accounting Officer)