Form 10-K
period 2021-12-31
Atlas Technology Group, Inc.
filed 2022-04-15
CIK 1093636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

000-28675

Commission file number

Atlas Technology Group, Inc.
(Exact name of registrant as specified in its charter)

Florida	99-3370795
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

PO Box 147165, Lakewood, Colorado	80214
(Address of principal executive offices)	(Zip Code)

303-323-4896

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.00001 Par Value

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☒ Yes  ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☒ Yes     ☐ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was $5,150,705.

As of March 31, 2022, there were 5,850,705,874 common shares, $0.00001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,”” expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·	the uncertainty of profitability based upon our history of losses;

·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

·	risks related to our operations and

·	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “Atlas,” or the “Company” are to Atlas Technology Group, Inc.

DESCRIPTION OF BUSINESS

Atlas Technology Group, Inc., a Florida corporation, (“Atlas”, “the Company”, “We", "Us" or “Our’) is a SEC reporting shell company. Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. Once relisted on the Pink Sheets, we will then seek to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets and no potential merger candidate has been identified at this time.

Our principal executive offices are located at PO Box 147165, Lakewood, Colorado, 80214 and the telephone number is (303) 323-4896.

IMPACT OF COVID-19

We have only limited operations at this time and consequently have not been directly impacted by the COVID-19 outbreak at this time. However, the detrimental effect of the COVID-19 outbreak on the economy as a whole may have a detrimental impact on our ability to raise funding and commence operations for the foreseeable future.

Reports to Security Holders

We are subject to the reporting requirements of Section 12(g) of the Exchange Act, and as such, we intend to file all required disclosures.

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10-K annually and Form 10-Q quarterly. In addition, we will file Form 8-K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, (“SEC”), at the SEC’s Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1.07 billion in annual gross revenues and did not have such amount as of December 31, 2021, our last fiscal year.

We may lose our status as an emerging growth company on the last day of our fiscal year during which (i) our annual gross revenue exceeds $1.07 billion or (ii) we issue more than $1.0 billion in non-convertible debt in a three-year period. We will lose our status as an emerging growth company if at any time we are deemed to be a large accelerated filer. We will lose our status as an emerging growth company on the last day of our fiscal year following the fifth anniversary of the date of the first sale of common equity securities pursuant to an effective registration statement.

As an emerging growth company, we may take advantage of specified reduced reporting and other burdens that are otherwise applicable to generally reporting companies. These provisions include:

-	A requirement to have only two years of audited financial statement and only two years of related Management Discussion and Analysis Disclosures:

-	Reduced disclosure about the emerging growth company’s executive compensation arrangements; and

-	No non-binding advisory votes on executive compensation or golden parachute arrangements.

As an emerging growth company, we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934. Such sections are provided below:

Section 404(b) of the Sarbanes-Oxley Act of 2002 requires a public company’s auditor to attest to, and report on, management’s assessment of its internal controls.

Sections 14A(a) and (b) of the Securities and Exchange Act, implemented by Section 951 of the Dodd-Frank Act, require companies to hold shareholder advisory votes on executive compensation and golden parachute compensation.

We have already taken advantage of these reduced reporting burdens in this Form 10-K, which are also available to us as a smaller reporting company as defined under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As long as we qualify as an emerging growth company, we will not be required to comply with the requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 and Section 14A(a) and (b) of the Securities Exchange Act of 1934.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended (the “Securities Act”) for complying with new or revised accounting standards.  We are choosing to irrevocably opt in to the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act.

CURRENT BUSINESS

Atlas Technology Group, Inc., a Florida corporation, (“Atlas,” “the Company,” “We," "Us," or “Our’) is a SEC reporting shell company. Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. Once relisted on the Pink Sheets, we will then seek to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets and no potential merger candidate has been identified at this time.

Effective May 29, 2021, we entered into an agreement with Corporate Excellence Consulting Inc. (“CECI”), our then controlling shareholder, and Mr. David Cutler (“Mr. Cutler”) (“the Agreement”) under which:

-	CECI surrendered, and we cancelled, the single outstanding share of Series A Preferred Stock. The single outstanding share of Series A Preferred Stock carried super preferred voting rights enabling the holder to vote the equivalent of 61% of all voteable preferred and common shares issued and outstanding,
-	We issued a new share of Series A Preferred Stock, carrying the same super preferred voting rights described above, to Mr. Cutler. As a consequence of this issuance, Mr. Cutler became our new controlling shareholder,
-	Mr. Cutler was appointed as a director of ours and as our Chief Financial Officer,
-	Mr. Cutler paid $5,000 to CECI on our behalf as a partial repayment of the outstanding fees due by us to CECI,
-	Mr. Cutler undertook to pay a further $30,000 on our behalf as a full and final settlement of the outstanding fees due by us to CECI, such payment to be made on the approval by FINRA of a proposed name change and reverse stock split, and
-	CECI agreed to accept the $35,000 to be paid to them by Mr. Cutler on our behalf in full and final settlement of the outstanding fees due by us to CECI.

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

Since its Inception in August 1996, the Company has at various times been involved in the following business activities: software sales, provision of information technology application support services, distribution of energy efficient lighting products and movie production and talent management. All of these business activities have been ultimately unsuccessful.

By December 31, 2018, the Company had ceased all operations and had disposed of all its former operating subsidiaries.

General Business Plan

Our business plan to seek to have shares of our common stock relisted on the Pink Sheets and then to complete a merger has many uncertainties which pose risks to investors.

There is no guarantee that we will be successful in becoming relisted on the Pink Sheets.

We intend to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to us by persons or firms which desire to seek the advantages of an issuer who has complied with the Securities Act of 1934 (the “1934 Act”). We will not restrict our search to any specific business, industry or geographical location, and we may participate in business ventures of virtually any nature. This discussion of our proposed business is purposefully general and is not meant to be restrictive of our unlimited discretion to search for and enter into potential business opportunities. We anticipate that we may be able to participate in only one potential business venture because of our lack of financial resources. We may seek a business opportunity with entities which have recently commenced operations, or that desire to utilize the public marketplace in order to raise additional capital in order to expand into new products or markets, to develop a new product or service, or for other corporate purposes. All of these activities have risk to investors including dilution and management.

We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

The analysis of new business opportunities will be undertaken by, or under the supervision of, our Board of Directors. We intend to concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through present associations of our director, professional advisors or by our stockholders. In analyzing prospective business opportunities, we will consider such matters as (i) available technical, financial and managerial resources; (ii) working capital and other financial requirements; (iii) history of operations, if any, and prospects for the future; (iv) nature of present and expected competition; (v) quality, experience and depth of management services; (vi) potential for further research, development or exploration; (vii) specific risk factors not now foreseeable but that may be anticipated to impact the proposed activities of the company; (viii) potential for growth or expansion; (ix) potential for profit; (x) public recognition and acceptance of products, services or trades; (xi) name identification; and (xii) other factors that we consider relevant. As part of our investigation of the business opportunity, we expect to meet personally with management and key personnel. To the extent possible, we intend to utilize written reports and personal investigation to evaluate the above factors.

We will not acquire or merge with any company for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Acquisition Interest

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another company or entity. We may also acquire stock or assets of an existing business. Upon consummation of a transaction, it is probable that our present management and stockholders will no longer be in control of us. In addition, our sole director may, as part of the terms of the acquisition transaction, resign and be replaced by new directors without a vote of our stockholders, or sell his stock in us. Any such sale will only be made in compliance with the securities laws of the United States and any applicable state.

 It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under application federal and state securities laws. In some circumstances, as a negotiated element of the transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, it will be undertaken by the surviving entity after it has successfully consummated a merger or acquisition and is no longer considered an inactive company.

The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on the value of our securities in the future. There is no assurance that such a trading market will develop.

While the actual terms of a transaction cannot be predicted, it is expected that the parties to any business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the business transaction in a so-called “tax-free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owner of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our stockholders would retain less than 20% of the issued and outstanding shares of the surviving entity. This would result in significant dilution in the equity of our stockholders.

As part of our investigation, we expect to meet personally with management and key personnel, visit and inspect material facilities, obtain independent analysis of verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise. The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of both parties, and the management of the opportunity.

With respect to any merger or acquisition, and depending upon, among other things, the target company’s assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in us following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event we acquire a target company with assets and expectations of growth. Any merger or acquisition can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders.

We will participate in a business opportunity only after the negotiation and execution of appropriate written business agreements. Although the terms of such agreements cannot be predicted, generally we anticipate that such agreements will (i) require specific representations and warranties by all of the parties; (ii) specify certain events of default; (iii) detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing; (iv) outline the manner of bearing costs, including costs associated with the Company’s attorneys and accountants; (v) set forth remedies on defaults; and (vi) include miscellaneous other terms.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. If such audited financial statements are not available at closing, or within time parameters necessary to ensure our compliance within the requirements of the 1934 Act, or if the audited financial statements provided do not conform to the representations made by that business to be acquired, the definitive closing documents will provide that the proposed transaction will be voidable, at the discretion of our present management. If such transaction is voided, the definitive closing documents will also contain a provision providing for reimbursement for our costs associated with the proposed transaction.

Competition

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

Investment Company Act 1940

Although we will be subject to regulation under the Securities Act of 1933, as amended, and the 1934 Act, we believe we will not be subject to regulation under the Investment Company Act of 1940 (the “1940 Act”) insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations that result in us holding passive investment interests in a number of entities, we could be subject to regulation under the 1940 Act. In such event, we would be required to register as an investment company and incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the 1940 Act and, consequently, any violation of the 1940 Act would subject us to material adverse consequences. We believe that, currently, we are exempt under Regulation 3a-2 of the 1940 Act.

Intellectual Property

We have not and do not own any intellectual property.

Employees

We presently have no full time executive, operational or clerical staff.

Throughout the past few years through May 28, 2021, Ms. Cortney Morris provided her services to us on a part time basis as director, Chief Executive Officer, President, Secretary and Chief Financial Officer. She resigned in 2021.

From May 29, 2021, Mr. David Cutler, our new controlling shareholder, was appointed as a director of ours and as our Chief Financial Officer to provide his services to us on a part time basis.

Revenue

We did not record any revenue during the years ended December 31, 2021 and 2020, or from January 1, 2022 through the date of this filing.

Factors Effecting Future Performance

Our goal is to obtain debt and, or, equity finance to meet our ongoing operating expenses and attempt have our shares of common stock relisted on the Pink Sheets and then to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders.

Although there is no assurance that this series of events will be successfully completed, we believe we can successfully relist our shares of common stock on the Pink Sheets and complete an acquisition or merger which will enable us to continue as a going concern.

Any acquisition or merger will most likely be dilutive to our existing stockholders.

The factors affecting our future performance are listed and explained below under the section “Risk Factors” below:

ITEM 1A. RISK FACTORS.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO ATLAS’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; ATLAS’S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER ATLAS FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. ATLAS IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders.

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

You should be aware that there are various risks associated with our business, including the risks discussed below. You should carefully consider these risk factors, as well as the other information contained in this Annual Report, in evaluating our business and us.

Our business is to seek to raise the debt and, or, equity to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed or that any stockholder will realize any return on their shares after the new business plan has been implemented.

RISK FACTORS RELATING TO OUR COMPANY

WE HAVE A SHAREHOLDERS’ DEFICIT, HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

During the year ended December 31, 2021, we incurred losses of $111,002, resulting in an accumulated deficit of $30,958,321 and a stockholders’ deficit of $152,572.

Future losses are likely to occur as, until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended December 31, 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES

We have no sources of income at this time and no existing cash balances to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity we shall be unable to meet our ongoing operating expenses. On a longer-term basis, we intend to raise the debt and/or equity to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that this series of events will be successfully completed.

WE INTEND TO ATTEMPT TO RELIST OUR SHARES OF COMMON STOCK ON THE PINK SHEETS

There is no guarantee that we will be successful in becoming relisted on the Pink Sheets. If we are unable to have our shares of common stock re-listed on the Pink Sheets, it’s unlikely that we will be able to find an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders that will be prepared to merge with us.

WE INTEND TO PURSUE THE ACQUISITION OF AN OPERATING BUSINESS

Our sole strategy is to acquire an operating business. Successful implementation of this strategy depends on our ability to identify a suitable acquisition candidate, acquire such company on acceptable terms and integrate its operations. In pursuing acquisition opportunities, we compete with other companies with similar strategies. Competition for acquisition targets may result in increased prices of acquisition targets and a diminished pool of companies available for acquisition. Acquisitions involve a number of other risks, including risks of acquiring undisclosed or undesired liabilities, acquired in-process technology, stock compensation expense, diversion of management attention, potential disputes with the seller of one or more acquired entities and possible failure to retain key acquired personnel. Any acquired entity or assets may not perform relative to our expectations. Our ability to meet these challenges has not been established.

SCARCITY OF, AND COMPETITION FOR, BUSINESS OPPORTUNITIES AND COMBINATIONS

We believe we are an insignificant participant among the firms which engage in the acquisition of business opportunities. There are many established venture capital and financial concerns that have significantly greater financial and personnel resources and technical expertise than we have. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete in seeking merger or acquisition candidates with numerous other small public companies. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

WE HAVE NOT EXECUTED ANY FORMAL AGREEMENT FOR A BUSINESS COMBINATION OR OTHER TRANSACTION AND HAVE ESTABLISHED NO STANDARDS FOR BUSINESS COMBINATIONS

We have not executed any formal arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of a private or public entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. We have not identified any particular industry or specific business within an industry for evaluation. There is no assurance we will be able to negotiate a business combination on terms favorable, if at all. We have not established a specific length of operating history or specified level of earnings, assets, net worth or other criteria which we will require a target business opportunity to have achieved, and without which we would not consider a business combination. Accordingly, we may enter into a business combination with a business opportunity having no significant operating history, losses, limited or no potential for earnings, limited assets, negative net worth or other negative characteristics.

WE MAY BE NEGATIVELY AFFECTED BY THE COVID-19 PANDEMIC

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

WE MAY BE NEGATIVELY AFFECTED BY ADVERSE GENERAL ECONOMIC CONDITIONS

Current conditions in domestic and global economies are extremely uncertain. Adverse changes may occur as a result of softening global economies, wavering consumer confidence caused by the threat of terrorism and war, and other factors capable of affecting economic conditions. Such changes could have a material adverse effect on our business, financial condition, and results of operations.

BECAUSE OUR PRINCIPAL SHAREHOLDER CONTROLS OUR ACTIVITIES, HE MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO HIMSELF AND NOT TO OTHER SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY.

Our principal shareholder has the voting rights of, and ability to convert his one share of Series A preferred stock into, 68% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. This insider also has the ability to delay or perhaps even block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors and Executive Officers" (page 31 below), and "Conflicts of Interest." (page 31 below).

WE MAY DEPEND UPON OUTSIDE ADVISORS; WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board without any input from stockholders will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

WE ARE A REPORTING COMPANY.

We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, due to the effectiveness of our Registration Statement on Form 10 under Section 12(g) which became effective. As a result, stockholders will have access to the information required to be reported by publicly held companies under the

Exchange Act and the regulations thereunder. As a result, we will be subject to legal and accounting expenses that private companies are not subject to and this could affect our ability to generate operating income.

WE ARE AN “EMERGING GROWTH COMPANY,” AND ANY DECISION ON OUR PART TO COMPLY ONLY WITH CERTAIN REDUCED DISCLOSURE REQUIREMENTS APPLICABLE TO “EMERGING GROWTH COMPANIES” COULD MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS.

We are an “emerging growth company,” as defined in the JOBS Act, and, for as long as we continue to be an “emerging growth company,” we expect and fully intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We could be an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our annual gross revenues exceed $1.07 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter, or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year periods.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)2(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to opt in to the extended transition period for complying with the revised accounting standards. We have elected to rely on these exemptions and reduced disclosure requirements applicable to “emerging growth companies” and expect to continue to do so.

WE MAY NOT BE ABLE TO MEET THE FILING AND INTERNAL CONTROL REPORTING REQUIREMENTS IMPOSED BY THE SEC WHICH MAY RESULT IN A DECLINE IN THE PRICE OF OUR COMMON SHARES AND AN INABILITY TO OBTAIN FUTURE FINANCING.

As directed by Section 404 of the Sarbanes-Oxley Act, as amended by SEC Release No. 33-8934 on June 26, 2008, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. In addition, the independent registered public accounting firm auditing a company’s financial statements may have to also attest to and report on management’s assessment of the effectiveness of the company’s internal controls over financial reporting. We may be required to include a report of management on its internal control over financial reporting. The internal control report must include a statement:

  Of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

  Of management’s assessment of the effectiveness of its internal control over financial reporting as of year-end; and

  Of the framework used by management to evaluate the effectiveness of our internal control over financial reporting.

Furthermore, our independent registered public accounting firm may be required to file its attestation on whether it believes that we have maintained, in all material respects, effective internal control over financial reporting.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly. Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have, may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

THE JOBS ACT ALLOWS US TO DELAY THE ADOPTION OF NEW OR REVISED ACCOUNTING STANDARDS THAT HAVE DIFFERENT EFFECTIVE DATES FOR PUBLIC AND PRIVATE COMPANIES.

Since we have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(1) of the JOBS Act, this election allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of December 31, 2021 for the reasons discussed below:

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

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021:

●	Lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;.
●	Inadequate segregation of duties consistent with control objectives;
●	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
●	Ineffective controls over period end financial disclosure and reporting processes.

The management of the Company believes that these material weaknesses will remain until such time that the Company has the resources to increase the number of personnel committed to the performance of its financial duties that such weaknesses can be specifically addressed. This will include, but not limited to, the following:

  Hiring of additional personnel to adequately segregate financial reporting duties.
  The retention of outside consultants to review our controls and procedures.

IF WE PURSUE OUR OBJECTIVES OF EXPANDING OUR OPERATIONS THROUGH ACQUISITIONS, WE MAY BE UNABLE TO SUCCESSFULLY MANAGE THOSE ACQUISITIONS.

In connection with our anticipated acquisitions and new market expansion, we may face risks commonly encountered with growth through acquisitions and expansions. These risks include the incurrence of higher than anticipated capital expenditures and operating expenses, the adverse impact on our ongoing business resulting from greater attention of management to the acquired businesses or new market operations and difficulties encountered in integrating the operations and personnel of the acquired business. There can be no assurance that we will be successful in overcoming these risks or any other problems encountered with acquisitions or expansions. To the extent the Company does not successfully avoid or overcome the risks or problems related to its acquisitions or expansions, the Company's results of operations and financial condition could be adversely affected.

To the extent that the Company expands into new markets or through acquisition, it will need to employ or consult with personnel that are knowledgeable in such markets. In addition, the success of any particular acquisition may be significantly dependent on retaining key members of the acquired company's existing management. There can be no assurance that the Company will be able to employ or retain the necessary personnel, that the Company will be able to successfully implement its management process and culture with local management or that the Company's expansion efforts will be successful.

WE ARE DEPENDENT ON THE EFFORTS OF OUR MANAGEMENT TEAM TO CONTINUE OUR OPERATIONS.

The Company's future success depends on the continued services of its executive and senior officers, Redgie Green and David Cutler. The loss of the services of one or more key personnel could have a material adverse effect upon the Company's operations. The Company's success also depends on its ability to attract and retain qualified personnel. There can be no assurances that the Company will be successful in attracting and retaining such personnel.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY FLORIDA STATUTES.

Florida General Corporation Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OUR DIRECTORS’ LIABILITY TO US AND STOCKHOLDERS IS LIMITED.

Florida General Corporation Laws exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

We have no full-time employees which may impede our ability to carry on our business. Our officers are independent consultants who devote up to 10 hours per week to Company business. The lack of full-time employees may very well prevent the Company’s operations from being efficient, and may impair the business progress and growth, which is a risk to any investor.

RISKS RELATED TO OUR SECURITIES

THERE IS A VERY LIMITED TRADING MARKET FOR OUR COMMON STOCK AND INVESTORS ARE NOT ASSURED OF THE OPPORTUNITY TO SELL THEIR STOCK, SHOULD THEY DESIRE TO DO SO.

Our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets again. However, that stock has traded in very limited quantities in the past. We believe a significant factor in the limited market is our limited capitalization and liquidity, results of operation and the characterization of our stock as a “penny stock.” We hope to remedy our financial condition and results of operation in the future. This, in turn, may assist us in obtaining listing of our stock on the OTC-QB, Nasdaq or NYSE American Exchange.

However, there is no assurance that any of these objectives will be met or that the market will ever increase to a point where investors could sell their stock at a desirable price, should they desire to do so.

REDUCTION OF PERCENTAGE SHARE OWNERSHIP FOLLOWING BUSINESS COMBINATION AND DILUTION TO STOCKHOLDERS

Our primary plan of operation is based upon a business combination with a private concern which, in all likelihood, would result in us issuing securities to stockholders of such private company. The issuance of previously authorized and unissued shares of our common stock would result in reduction in percentage of shares owned by present and prospective stockholders and may result in a change in control or management. In addition, any merger or acquisition can be expected to have a significant dilutive effect on the percentage of the shares held our stockholders.

THE REGULATION OF PENNY STOCKS BY SEC AND NASD MAY HAVE AN EFFECT ON THE TRADABILITY OF OUR SECURITIES.

Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets. Even if we are successful in getting our stock relisted, our shares are subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase "accredited investors" means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse's income, exceeds $300,000).

For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Consequently, the rule may affect the ability of broker-dealers to sell our securities and also may affect the ability of purchasers in this offering to sell their securities in any market that might develop therefore.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules would apply to us and to our securities. The rules may further affect the ability of owners of Shares to sell our securities in any market that might develop for them.

Shareholders should be aware that, according to Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

The shares of our common stock may be thinly-traded on the Pink Sheets, meaning that the number of persons interested in purchasing our shares of common stock at or near ask prices at any given time may be relatively small or non-existent. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares of common stock until such time as we became more seasoned and viable.

As a consequence, there may be periods of several days or more when trading activity in our shares of common stock is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price.

OUR STOCK IS GOING TO BE CLASSIFIED UNDER THE “SHELL” STATUS OF RULE 144(i) AND WILL NOT BE TRADEABLE EXCEPT UNDER LIMITED CIRCUMSTANCES.

Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets. Even if we are successful in getting our stock relisted, until and unless the Company meets certain criteria under Rule 144(i), our shares will not be tradeable for 1 year after we are no longer a “shell” defined as having minimal operations, and cash assets only, unless we file and pursue to effectiveness an Offering Statement on Form 1-A or a Registration Statement on Form S-1. We also must remain current in our SEC filings under Section 13(a) of the Securities Exchange Act.

OUR STOCK WILL IN ALL LIKELIHOOD BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets. Even if we are successful in getting our stock relisted, we cannot give you any assurance that a broader or more active public trading market for our shares of common stock will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give investors no assurance that they will be able to sell their shares of common stock at or near ask prices or at all if you need money or otherwise desire to liquidate your shares of common stock of our Company.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets. Even if we are successful in getting our stock relisted, all of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for one year may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company's outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a nonaffiliate after the owner has held the restricted securities for a period of two years. A sale under Rule 144 or under any other exemption from the Act, may have a depressive effect upon the price of the common stock in any market that may develop.

RULE 144 MAY NOT BE AVAILABLE FOR RESALES DUE TO THE FACT THAT THE COMPANY IS AND HAS BEEN A SHELL.

The availability of Rule 144 for resales of shares issued while the company is a shell company or thereafter is restricted even after the expiration of that one-year period. Rule 144(i)(2) provides that the Rule 144 exemption is available to a shareholder of any public company that was a shell company only if the company is current in all of its periodic reports required to be filed with the SEC during the 12 months before the date of the shareholder’s resale. This condition to the availability of Rule 144 must be satisfied regardless of the time that has elapsed since the public company ceased to be a shell company and regardless of when the shares were issued. The SEC has made it clear that this condition must be satisfied even regarding shares issued by the public company long after it ceases to be a shell company. If this condition is not satisfied at the time a shareholder wishes to sell (because, for example, the company did not timely file a Form 10-Q), Rule 144 will not be available; and in the absence of a resale registration covering the sale, the shareholder would not be able to sell into the market.

THE PRICE OF OUR COMMON STOCK COULD BE HIGHLY VOLATILE.

Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets. Even if we are successful in getting our stock relisted, it is likely that our common stock will be subject to price volatility, low volumes of trades and large spreads in bid and ask prices quoted by market makers. Due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our common stock. This low volume of trades could also cause the price of our stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our common stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading. If high spreads between the bid and ask prices of our common stock exist at the time of a purchase, the stock would have to appreciate substantially on a relative percentage basis for an investor to recoup their investment. Broad market fluctuations and general economic and political conditions may also adversely affect the market price of our common stock. No assurance can be given that an active market in our common stock will be sustained. If an active market does not continue, holders of our common stock may be unable to readily sell the shares they hold or may not be able to sell their shares at all.

LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND STOCKHOLDERS MAY OCCUR UPON ISSUANCE OF ADDITIONAL SHARES.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of our voting power and equity. The result of such an issuance would be those new stockholders and management would control us, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of us by our current shareholders.

IF THE REGISTRATION OF OUR COMMON STOCK IS REVOKED IN THE FUTURE, OUR BUSINESS OPPORTUNITIES WILL CEASE TO EXIST.

In the event our securities registration was to be revoked, we would not have the ability to raise money through the issuance of shares and would lose the ability to continue the business plan set out in this filing. Common stock issued and outstanding at that time would no longer be tradable.

WE DO NOT ANTICIPATE PAYING CASH DIVIDENDS ON OUR COMMON STOCK.

We do not anticipate paying any cash dividends on our common stock in the foreseeable future.

WE MAY BE UNSUCCESSFUL IN FINDING A MERGER THAT CAN BE ACCOMPLISHED WITH POSITIVE LONG-TERM RESULTS.

The business of selecting and entering into a merger is fraught with all kinds of issues.  For instance, the business may need capital that is never achieved, the management is not capable of carrying the business forward successfully, the business plan is ill conceived, and not executed, or competitive factors cause business failure.  There are many other factors in addition to these, as may have been discussed above in “Risk Factors” which could cause our company to fail and the investors capital will be at risk.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NONE.

ITEM 2. PROPERTIES.

We do not own or lease any properties.

We have a mailing address at PO Box 147165, Lakewood, Colorado, 80214.

The post office box is adequate for our operations at this time.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price and Stockholder Matters

Shares of our common stock can only be traded in the expert market under the symbol "ATYG" as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

During the fiscal years ended December 31 2021 and 2020, we had a trading history as follows:

	HIGH	LOW
Quarter Ended:

March 31, 2021	$0.0005	$0.0004
June 30, 2021	$0.0011	$0.0010
September 30, 2021	$0.0013	$0.0009
December 31, 2021	$0.0003	$0.0002

March 31, 2020	$0.0001	$0.0001
June 30, 2020	$0.0001	$0.0001
September 30, 2020	$0.0001	$0.0001
December 31, 2020	$0.0002	$0.0001
20

Last Reported Price

On March 31, 2022, the last reported bid price of our shares of common stock reported on the expert market was $0.0003 per share.

Record Holders

There were 95 holders of record as of March 31, 2022. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Signature Stock Transfer, Inc., 14673 Midway Road, Suite 220, Addison, Texas, 75001. Their telephone number is (972) 612-4120.

Dividend Policy

We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, any future preferred stock instruments, and any future credit arrangements may then impose.

Penny Stock.

Shares of our common stock can only be traded in the expert market under the symbol "ATYG" as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets. If we are successful in having our shares relisted on the Pink Sheets, we will be subject to Penny Stock Regulation.

Penny Stock Regulation Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00. Excluded from the penny stock designation are securities registered on certain national securities exchanges or quoted on NASDAQ, provided that current price and volume information with respect to transactions in such securities is provided by the exchange/system or sold to established customers or accredited investors.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in connection with the transaction, and the monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. As our securities have become subject to the penny stock rules, investors may find it more difficult to sell their securities.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities.

No common shares have been issued in the last three years.

Effective May 29, 2021, we issued one share of Series A Preferred stock, valued $39,900 by an independent valuation company, as compensation for our newly appointed director and chief financial officer.

No other preferred shares have been issued in the last three years.

Exemption from Registration Claimed

The transactions were exempt from Registration under Section 4(a)2 of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the years ended December 31, 2021 and 2020.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

This Form 10-K contains certain statements that are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. For this purpose, any statements contained in this Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” or “continue,” or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, many of which are not within our control. These factors include but are not limited to economic conditions generally and in the industries in which we may participate; competition within our chosen industry, including competition from much larger competitors; technological advances and failure to successfully develop business relationships.

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2021, we had an accumulated deficit totaling $30,958,321. This raises substantial doubt about our ability to continue as a going concern.

Plan of Operation

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

As of December 31, 2021, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

We are a “blank check company” and therefore, in order to raise public or private funds before we have any business, we must comply with the requirements of Rule 419 which includes restrictive escrow and other provisions. These provisions will make it difficult, if not impossible, for us to raise funds for the company.

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

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2021 COMPARED TO THE YEAR ENDED DECEMBER 31, 2020

We are a SEC reporting shell company. Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. Once relisted on the Pink Sheets, we will then seek to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets and no potential merger candidate has been identified at this time.

Revenue

We recognized no revenue during the years ended December 31, 2021 or 2020 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the year ended December 31, 2021, we incurred general and administrative expenses of $115,272 comprising officers’ compensation of $89,900 and, accounting, auditing, legal, share transfer agent fand other fees totaling $25,372. During the year ended December 31, 2020, we incurred general and administrative expenses of $36,600 comprising officers’ compensation of $36,000 and $600 in share transfer agent fees.

The $78,672 increase in general and administrative expenses between the two years reflected the increase activity as we brought our financial accounting up to date and became a fully reporting SEC company.

Gain on Partial Settlement of Liabilities

During the year ended December 31, 2021, we recognized a gain of $4,270 on a partial payment we made to one of our creditors. The creditor reduced the remaining balance owed by us on receipt of the partial payment.

We recognized no such gain during the year ended December 31, 2020.

Operating Loss

During the year ended December 31, 2021, we incurred an operating loss of $111,002 due to the factors discussed above compared to an operating loss of $36,600 during the year ended December 31, 2020.

Loss before Income Tax

During the year ended December 31, 2021, we incurred a net loss before income taxes of $111,002 due to the factors discussed above compared to the year ended December 31, 2020, during which we incurred a loss of $36,600.

Provision for Income Tax

No provision for income taxes was recorded during the years ended December 31, 2021 and 2020 as we incurred taxable losses in both years.

Net Loss

During the period ended December 31, 2021, we incurred a net loss of $111,002 due to the factors discussed above, compared to the year ended December 31, 2020, during which we incurred a loss of $36,600.

CASH FLOW

At December 31, 2021, we did not have any revenue generating activities or other sources of income and we had total liabilities of $153,739 and a shareholders deficit of ($152,572).

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2021	December 31, 2020
Net Cash Used in Operating Activities	$(35,639)	$—
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	35,639	—
Net Movement in Cash and Cash Equivalents	$—	$—

Operating Activities

During the year ended December 31, 2021, we incurred a net loss of $111,002 of which $39,900 related to non-cash, equity compensation and $4,270 to a non-cash gain on settlement of certain liabilities, resulting in a net loss on a cash basis of $66,832. At the same time, our accruals – related parties increased by $42,000, our accounts payable by $1,100 and our prepaid expenses by $1,167, resulting in net cash of $35,639 being used in operations.

During the year ended December 31, 2020, we incurred a net loss of $36,600 which was funded by a $36,000 increase in accruals – related parties and a $600 increase in accounts payable resulting in no cash being used in operations.

Investing Activities

During the years ended December 31, 2021 and 2020, we had no investing activities.

Financing Activities

During the year ended December 31, 2021, we received $35,639 by way of an advance under notes payable – related party resulting in a total of $35,639 being generated from financing operations.

During the year ended December 31, 2020, we had no financing activity.

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to become a profitable real estate development company seeking to develop or redevelop residential, commercial or mixed used properties. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations.

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

Our significant accounting policies are described in Note 3 of our Financial Statements on page F-7. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 20, 2021, we have no off-balance sheet arrangements.

Share-based Compensation

The cost of equity instruments issued to employees and non-employees in return for goods and services is measured by the grant date fair value of the equity instruments issued in accordance with ASC 718, Compensation – Stock Compensation. The related expense is recognized as services are rendered or vesting periods elapse.

.

Recently Issued Accounting Pronouncements

We have reviewed all the recently issued, but not yet effective, accounting pronouncements and do not believe any of these pronouncements will have a material impact on our financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ATLAS TECHNOLOGY GROUP, INC.

AUDITED FINANCIAL STATEMENTS

For the years ended December 31, 2021 and 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Audit Committee

Atlas Technology Group, Inc.

5405 NE, 102 Avenue #209

Sunrise, Florida, 33351

Opinion on the financial statements

We audited the accompanying balance sheets of Atlas Technology Group, Inc. (“the Company”) as of December 31, 2021 and the related statements of operations, stockholders’ equity, and cash flows for year then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis of Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits. we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $30,958,321 for the year ended December 31, 2021. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Critical Audit Matters

Critical audit matters arising from the current period of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosure that are material to the financial statements and (2) involve especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit below, providing separate opinions on the critical audit matters or the accounts or disclosures to which they relate.

Related party transactions.

As discussed in Note 7 to the financial statement, the Company has borrowed from related parties an amount $35,619 as of the date of December 31, 2021. As discussed Note 5 to the financial statement, the company has accrued for accrued expenses for related parties an amount of $114,000 as of the date of December 31, 2021. The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2021.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

April 14, 2022

ATLAS TECHNOLOGY GROUP, INC.
BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2021	2020

ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid Expenses	1,167	—

Total Current Assets	1,167	—

Total Assets	$1,167	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$4,100	$9,470
Accruals - Related Parties	114,000	72,000
Note Payable - Related Party	35,639	—

Total Current Liabilities	153,739	81,470

Total Liabilities	153,739	81,470

Commitments and Contingencies (Note 9)

Shareholders' Deficit Preferred Stock, $0.00001 par value, 25,000,000 authorized, 1 share issued and outstanding:
Series A Preferred Stock, $0.00001 par value, 1 share
authorized, 1 share issued and outstanding	39,900	176,360
Series B Preferred Stock, $0.00001 par value, 24,999,999 authorized, 0 shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 15,000,000,000 shares
authorized, 5,850,705,874 shares issued and outstanding	58,507	58,507
Additional Paid in Capital	30,707,342	30,530,982
Retained Deficit	(30,958,321)	(30,847,319)

Total Shareholders' Deficit	(152,572)	(81,470)

Total Liabilities and Shareholders' Deficit	$1,167	$—

The accompanying notes are an integral part of these audited financial statements

ATLAS TECHNOLOGY GROUP, INC.
STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	DECEMBER 31, 2021	DECEMBER 31, 2020

REVENUE	$—	$—

EXPENSES
General and administrative expenses	115,272	36,600
Gain on partial settlement of liability	(4,270)	—

Total Expenses	111,002	36,600

OPERATING LOSS	(111,002)	(36,600)

OTHER (INCOME) EXPENSE	—	—

LOSS BEFORE TAXES	(111,002)	(36,600)

TAXES	—	—

NET LOSS	$(111,002)	$(36,600)

Net Loss per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	5,850,705,874	5,850,705,874

The accompanying notes are an integral part of these audited financial statements.

ATLAS TECHNOLOGY GROUP, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Series A Preferred Shares		Common Shares		Additional Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 2019	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,810,719)	$(44,870)

Net loss for the year	—	—	—	—	—	(36,600)	(36,600)

Balance at December 31, 2020	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,847,319)	$(81,470)

Cancellation of Series A Preferred Stock	(1)	(176,460)	—	—	—	—	(176,460)

Issuance of Series A Preferred Stock	1	39,900	—	—	—	—	39,900

Net loss for the year	—	—	—	—	—	(111,002)	(111,002)

Balance at December 31, 2021	1	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,958,321)	$(152,572)

The accompanying notes are an integral part of these audited financial statements.

ATLAS TECHNOLOGY GROUP, INC.
STATEMENTS OF CASH FLOW

	FOR THE YEAR ENDED	FOR THE YEAR ENDED
	DECEMBER 31, 2021	DECEMBER 31, 2020
Cash Flow from Operating Activities:

Net Loss	$(111,002)		$(36,600)

Adjustments to reconcile net loss to
net cash used in operating activities

Compensation paid in preferred stock	39,900		—
Gain on partial settlement of liabilities	(4,270)		—

Changes in working capital items:
Prepaid expenses	(1,167)		—
Accounts payable	(1,100)		600
Accruals – related parties	42,000		36,000

Net Cash Flow used in Operating Activities	(35,639)		—

Net Cash Flow from Financing Activities
Advances under note payable – related party	35,639		—

Net Cash Flow from Financing Activities	35,639

Net Change in Cash:	—

Beginning Cash:	$—	$

Ending Cash:	$—	$

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—		$—
Cash paid for tax	$—		$—

The accompanying notes are an integral part of these audited financial statements.

ATLAS TECHNOLOGY GROUP, INC.

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

NOTE 1. NATURE OF OPERATIONS

Atlas Technology Group, Inc., a Florida corporation, (“Atlas,” “the Company,” “We," "Us," or “Our’) is a SEC reporting shell company. Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. Once relisted on the Pink Sheets, we will then seek to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets and no potential merger candidate has been identified at this time.

Effective May 29, 2021, we entered into an agreement with Corporate Excellence Consulting Inc. (“CECI”), our then controlling shareholder, and Mr. David Cutler (“Mr. Cutler”) (“the Agreement”) under which:

-	CECI surrendered, and we cancelled, the single outstanding share of Series A Preferred Stock. The single outstanding share of Series A Preferred Stock carried super preferred voting rights enabling the holder to vote the equivalent of 61% of all voteable preferred and common shares issued and outstanding,
-	We issued a new share of Series A Preferred Stock, carrying the same super preferred voting rights described above, to Mr. Cutler. As a consequence of this issuance, Mr. Cutler became our new controlling shareholder,
-	Mr. Cutler was appointed as a director of ours and as our Chief Financial Officer,
-	Mr. Cutler paid $5,000 to CECI on our behalf as a partial repayment of the outstanding fees due by us to CECI,
-	Mr. Cutler undertook to pay a further $30,000 on our behalf as a full and final settlement of the outstanding fees due by us to CECI, such payment to be made on the approval by FINRA of a proposed name change and reverse stock split, and
-	CECI agreed to accept the $35,000 to be paid to them by Mr. Cutler on our behalf in full and final settlement of the outstanding fees due by us to CECI.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended December 31, 2021 we incurred a loss of $111,002 and had an accumulated deficit of $30,958,321 as of December 31, 2021. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2021 and 2020, our cash balances were $0.

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

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 6 and 7 below for details of related party transactions in the period presented.

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

The Company was not party to any lease transaction during the years ended December 31, 2021 and 2020.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the years ended December 31, 2021 and 2020, we have not identified specific planned revenue streams.

During the years ended December 31, 2021 and 2020, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the years ended December 31, 2021 and 2020.

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

NOTE 4. PREPAID EXPENSES

As of December 31, 2021 and 2020, the balance of prepaid expenses was $1,167 and $0, respectively, which relate to the annual disclosure and news service subscription for OTC Markets, which is amortized monthly over the course of each year commencing September 1.

NOTE 5. ACCOUNTS PAYABLE

As of December 31, 2021 and 2020, the balance of accounts payable totaled $4,100 and $9,470 respectively.

These balances were owed to the Company’s stock transfer agent.

NOTE 6. ACCRUED EXPENSES - RELATED PARTIES

As of December 31, 2021 and 2020, the balance of accruals - related parties totaled $114,000 and $72,000 respectively.

These accruals relate to consulting fees due to our current controlling shareholder, director and chief financial officer ($35,000 and $0, respectively) and our former controlling shareholder ($79,000 and $72,000 respectively).

NOTE 7. NOTE PAYABLE – RELATED PARTY

As of December 31, 2021 and 2020, the balance of notes payable – related party totaled $35,639 and $0 respectively

Our new controlling shareholder, director and chief financial officer, advanced to us $35,639, by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 8. INCOME TAXES

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that affect fiscal 2018, including, but not limited to requiring a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries that is payable over eight years. The Tax Act also establishes new tax laws that will affect 2018 and later years, including, but not limited to, a reduction of the U.S. federal corporate tax rate from 34% to 21%, a general elimination of U.S. federal income taxes on dividends from foreign subsidiaries, net operating loss deduction limitations, a base erosion, anti-tax abuse tax and a deduction for foreign-derived intangible income and a new provision designed to tax global intangible low-taxed income.

We did not provide any current or deferred US federal income tax provision or benefit for the years ending December 31, 2021 and 2020 as we incurred tax losses during both of these years.

When it is more likely than not, that a tax asset cannot be realized through future income, we must record an allowance against any future potential future tax benefit.  We have provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2021 and 2020 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Year ended December 31, 2021	Year ended December 31, 2020

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Tax credit (expense) at statutory rate (26%)	$28,861	$9,516
Increase in valuation allowance	(28,861)	(9,516)
Net deferred tax assets	$—	$—

As of December 31, 2021, the Company had a federal net operating loss carryforward of approximately $132,000. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 9. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended December 31, 2021 or 2020, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 10. SHAREHOLDERS’ DEFICIT

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

Series A Preferred Stock

As of December 31, 2021, we were authorized to issue 1 share of Series A Preferred Stock with a par value of $0.00001.

1 share of Series A Preferred Stock was issued and outstanding as of December 31, 2021 and 2020.

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

Subsequently the super majority voting power of the single share of Series A Preferred Stock was increased from 61% to 68%.

1 share of Series A Preferred Stock was issued and outstanding as of December 31, 2021.

Series B Preferred Stock

As of December 31, 2021, we were authorized to issue 24,999,999 shares of Series B Preferred Stock with a par value of $0.00001.

Each share of Series B Preferred Stock is entitled to one vote.

In the event of a liquidation, each share of Series B Preferred Stock is entitled to $1.00 per share distribution before any distribution is made to holders of any stock ranking junior to the Series B Preferred Stock.

Each share of series B Preferred Stock is convertible into 100,000 common shares of the Company.

No shares of Series B Preferred Stock were issued or outstanding during the years ended December 31, 2021 and 2020.

Common Stock

As of December 31, 2021, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the years ended December 31, 2021 and 2020.

Effective November 10, 2021, the Company’s controlling shareholder and the Board approved a 1 for 1,000,000 reverse share split, followed by a 100 for 1 forward share split. This change in the number of common shares issued and outstanding is pending FINRA approval.

As of December 31, 2021 and 2020, 5,850,705,874 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2021 and 2020.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the years ended December 31, 2021 and 2020.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2021, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent event for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2021.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2021 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2021:

●	Lack of a functioning audit committee and lack of a majority of outside directors on our board of directors,
28

resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;.

●	Inadequate segregation of duties consistent with control objectives;
●	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
●	Ineffective controls over period end financial disclosure and reporting processes.

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

This Form 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the year ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2021:

Name	Age	Position	Since
Redgie Green	68	Chief Executive Officer, Director	July 29, 2021
David J. Cutler	65	Chief Financial Officer, Director	May 29, 2021

Redgie Green

Mr. Green has been our Chief Executive Officer and director since July 29, 2021. Mr. Green was Chief Executive Officer and director of Canning Street Corp. from September 2020 to 2021 and was a director and Chief Executive Officer of Alexandria Advantage Warranty Company (its predecessor company) from December 9, 2019 to September 30, 2020. Mr. Green was a director and officer of Fuquan Financial Co (fka Southwestern Water Exploration, Inc.) from February 2017 through March 7, 2018, a director of Golden Dragon Holding Corp. from 2006 to 2014, President and Chief Executive Officer (until 2014) and a Director of Legacy Technology Holdings, Inc. since October 2010, a Director of Momentum BioFuels, Inc. since May 2012.  Mr. Green was co-owner and operator of Green's B&R Enterprises, a wholesale donut baker from 1983 to 1990. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of IntreOrg Systems, Inc. from March 2008 until October 2017 and of International Paintball, Inc. from 2008 to 2012. He was CEO and director of Capital Franchising Inc. from 2012 to 2014 and then again, he was an officer and director from 2014 to 2015 (as “Jubilee 4Gold, Inc.”). He was the President and director of Strategic Pharma Information Sciences, Inc. from May 2017 to January 2018. He has been President and Director of Legacy Technology Holdings, Inc. since 2014. He has been a Director of Medical Innovation Holdings, Inc. since February 5, 2019. He was appointed Interim CEO of Medical Innovation Holdings, Inc. on May 7, 2019. He is a Director of 30DC, Inc., 30DC Merger Co. and 30 Opsco, Inc. since June 2021, Crowdgather, Inc., CRWG Merger Co., and Crowdgather, Inc. (of Delware) since 2021 since June 2021, and CEO and Director of Vapor Hub International, Inc. since 2022. Mr. Green has also been a director of Vector 21 Holdings, Inc. since March 2021. Mr. Green also served as Director of JV Group, Inc. from April 2021 until November 2021. Mr. Green has been a Director of Apogee 21 Holdings, Inc. and Perigee Holdings, Inc. since November 2021. He is also CEO and Director of Vapor Hub International, Inc. (Nevada), Vapor Hub International, Inc. (of Delaware), VH Merger Co. and Asberry 22 Holdings, Inc. since 2022. He has been a director of Crowdgather, Inc. (of Nevada) since June 2021.

David J. Cutler

Mr. Cutler has been our Chief Financial Officer and director since May 29, 2021. Mr. Cutler is currently the Principal of Cutler & Co. LLC, a PCAOB registered auditing firm. Between 2011 and 2017, Mr. Cutler was initially chief financial officer and subsequently chief executive officer and a director of US Precious Metals, Inc., an OTC quoted gold exploration company with mining interests in Mexico. Between 2012 and 2017, Mr. Cutler was also chief financial officer and director of Discovery Gold Corporation, an OTC quoted gold exploration company with exploration rights in Ghana. Mr. Cutler is was the chief executive officer and director of the following publicly quoted shell companies: Solanbridge Group, Inc. (2021 – to date), Canning Street Corporation (successor company to Alexandria Advantage Warranty) (2020-2021), Company Southwestern Water Exploration Co. (2011 – 2017), Naerodynamics, Inc. (2015-2016), Torrent Energy Corp. (2011-2015) and Quantech Electronics Corp. (2012-2015). Effective February 23, 2017, Mr. Cutler was barred by the PCAOB from being an associated person of a registered public accounting firm. This bar was lifted by the PCAOB effective January 15, 2020. Mr. Cutler holds a Master’s degree from Cambridge University in the United Kingdom and qualified as a British Chartered Accountant and Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States, David has qualified as a Certified Public

Accountant, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

No family relationships exist between any of the officers or Directors of the Company.

CONFLICTS OF INTEREST - GENERAL.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporation opportunity, involved in participation with such other business entities. While our sole officer and director of our business is engaged in business activities outside of our business, he devotes to our business such time as he believes to be necessary.

CONFLICTS OF INTEREST - CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes which requires officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

COMMITTEES OF THE BOARD OF DIRECTORS

In the ordinary course of business, the board of directors maintains a compensation committee and an audit committee.

The primary function of the compensation committee is to review and make recommendations to the board of directors with respect to the compensation, including bonuses, of our officers and to administer the grants under our stock option plan.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our board of directors’ functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

Executive compensation during the years ended December 31, 2021 and 2020, was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENS- ATION ($)	ALL OTHER COMP	TOTAL
Cortney Morris, (1) Director, Chief Executive Officer, Chief Financial Officer,	2021	$0	$0	$0	$0	$0	$0	$0
	2020	$0	$0	$0	$0	$0	$0	$0
David J. Cutler (2) Director, Chief Financial Officer	2021	$35,000	0	0	0	n/a	n/a	$35,000
	2020	n/a	n/a	n/a	n/a	n/a	n/a	n/a
Redgie Green (3) Director, Chief Executive Officer	2021	$0	0	0	0	n/a	n/a	n/a
	2020	n/a	n/a	n/a	n/a	n/a	n/a	n/a

(1)	Ms. Morris resigned as Chief Financial Officer effective May 29, 2021 and as a director and officer of the Company effective July 29, 2021.

(2)	Mr. Cutler was not appointed as a director and officer of the Company until May 29, 2021.

(3)	Mr. Green was not appointed as a director and officer of the Company until July 29, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 31, 2022 the number and percentage of the outstanding shares of common stock 5,850,705,874, which according to the information available to us, were beneficially owned by:

(i)	each person who is currently a director,
(ii)	each executive officer,
(iii)	all current directors and executive officers as a group, and
(iv)	each person who is known by us to own beneficially more than 5% of our outstanding common stock.

Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Redgie Green (1)	0	0.00%
Common	David J. Cutler (1)	0	0.00%
	All directors and officers as a group	0	0.00%

	Greater than 5% Shareholders
Common	James J Albion (3)	700,000,000	11.96%
Common	Kevin Mahar (4)	575,000,000	9.83%
Common	Jurojin, Inc. (5)	316,000,000	5.4%

Preferred	Redgie Green (1)	0	0.00%

Preferred	David J. Cutler (1) (6)	1	100.00%

	All directors and officers as a group	1	100%

___________

(1)	PO Box 147165, Lakewood, Colorado, 80214
(2)	Based on 5,850,705,874 common shares issued and outstanding and 1 share of Series A Preferred Stock issued and outstanding.
(3)	PO Box 487, Dover, New Hampshire, 03821
(4)	5103 Eastman Avenue, 120, Midland, Michigan, 48640
(5)	Samuel & 58th Avenue, 7th Floor, PH ADR TECH RWR Local 7 A, Panama City, Panama
(6)	The holder of the one share of Series A Preferred Stock has voting rights equivalent to 61% of the number of votable preferred and common shares issued and outstanding and is entitled to convert into such number of common shares as to represent 68% of the common shares issued and outstanding.

Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person. Included in this table are only those derivative securities with exercise prices that we believe have a reasonable likelihood of being “in the money” within the next sixty days.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Directors and Officers Remuneration

During the year ended December 31, 2021, we accrued $35,000 in compensation and issued one share of Series A Preferred Stock as compensation with a fair value of $39,900 to our newly appointed director and Chief Financial Officer (Mr. Cutler).

During the years ended December 31, 2020, we accrued no compensation for our sole director and officer.

 Consulting Fees – Related Party

During the years ended December 31, 2021 and 2020, we accrued consulting fees of $15,000 and $36,000, respectively, payable to our then controlling shareholder.

Related Party Loan

During the year ended December 31, 2021, we received $35,639 by way of loan to fund our working capital requirements from a director and officer (Mr. Cutler) who is also our current controlling shareholder. The loan was unsecured, interest free and due on demand.

During the year ended December 31, 2020, we received no funding from related parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its independent registered Public Accounting firm for the years ended December 31, 2021 and 2020:

	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit fees	$7,500	$—
Audit related fees	—	—
All other fees	—	—
Tax fees	—	—
Total	$7,500	$—

Audit Fees. Audit fees consist of fees for the audit of our annual financial statements or services that are normally provided in connection with statutory and regulatory annual and quarterly filings or engagements.

Audit-Related Fees. Audit-related fees consist of fees for accounting, assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported as Audit Fees.

Tax Fees. Tax fees consist of fees for tax compliance services, tax advice and tax planning.

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Title of Document
3(i).1	Articles of Incorporation - Florida– Atlas Technology Group, Inc. – August 3, 2015 (2)
3(i).2	Articles of Amendment of Articles of Incorporation – Atlas Technology Group, Inc. – December 3, 2015 (1)
3(i).3	Articles of Amendment of Articles of Incorporation – Atlas Technology Group, Inc. – November 28, 2018 (1)
3(ii).4	Bylaws of Atlas Technology Group, Inc. (2)
4.1	Certificate of Designation of Series A Super Majority Voting Convertible Preferred Stock – Atlas Technology Group, Inc. – May 29, 2021 (2)

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101) *

 _________________________________

* Filed Herewith

(1) Incorporated by reference from the exhibits included in the Company’s Form 10-12g filed with the SEC dated July 26, 2021.

(2) Incorporated by reference from the exhibits included in the Company’s Form 10-12g/A filed with the SEC dated August 30, 2021.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLAS TECHNOLOGY GROUP, INC.

/s/ Redgie Green	April 15, 2022
Redgie Green
Chief Executive Officer (Principal Executive Officer)

/s/ David J. Cutler	April 15, 2022
David J. Cutler, Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Redgie Green	April 15, 2022
Redgie Green
Chief Executive Officer (Principal Executive Officer) and Director

/s/ David J. Cutler	April 15, 2022
David J. Cutler, Chief Financial Officer (Principal Accounting Officer) and Director

