Form 10-Q
period 2022-03-31
Atlas Technology Group, Inc.
filed 2022-05-25
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

___________________________________________

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of May 14, 2022, there were 5,850,705,874 shares of common stock, $0.0001 par value per share, outstanding.

PART I

Item 1. Financial Statements.

ATLAS TECHNOLOGY GROUP, INC.
CONDENSED UNAUDITED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2022	2021
	(unaudited)
ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid expenses	—	1,167

Total Current Assets	—	1,167

Total Assets	$—	$1,167

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$4,200	$4,100
Accruals - Related Parties	129,000	114,000
Note Payable - Related Party	36,819	35,639

Total Current Liabilities	170,019	153,739

Total Liabilities	170,019	153,739

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Series A Preferred Stock, $0.00001 value, 1 share
authorized, 1 share issued and outstanding	39,900	39,900
Series B Preferred Stock, $0.00001 par value, 24,999,999 authorized,
0 shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 15,000,000,000 shares
authorized, 5,850,705,874 shares issued and outstanding	58,507	58,507
Additional Paid In Capital	30,707,342	30,707,342
Retained Deficit	(30,975,768)	(30,958,321)

Total Shareholders' Deficit	(170,019)	(152,572)

Total Liabilities and Shareholders' Deficit	$—	$1,167

The accompanying notes are an integral part of these condensed unaudited financial statements

ATLAS TECHNOLOGY GROUP, INC.
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	FOR THE
	THREE-MONTHS ENDED
	MARCH 31,
	2022	2021

REVENUE	$—	$—

EXPENSES
General and administrative expenses	17,447	9,150

Total Expenses	17,447	9,150

OPERATING LOSS	(17,447)	(9,150)

OTHER (INCOME) EXPENSE	—	—

INCOME (LOSS) BEFORE TAXES	(17,447)	(9,150)

TAXES	—	—

NET INCOME (LOSS)	$(17,447)	$(9,150)

Net Income (Loss) per Common Share: Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding: Basic and Diluted	5,850,705,874	5,850,705,874

The accompanying notes are an integral part of these condensed unaudited financial statements

ATLAS TECHNOLOGY GROUP, INC.
CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Series A Preferred Shares		Common Shares		Additional Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 2020	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,847,319)	$(81,470)

Net loss for the quarter	—	—	—	—	—	(9,150)	(9,150)

Balance at March 31, 2021	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,856,469)	$(90,620)

Balance at December 31, 2021	1	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,958,321)	$(152,572)

Net loss for the quarter	—	—	—	—	—	(17,447)	(17,447)

Balance at March 31, 2022	1	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,975,768)	$(170,019)

The accompanying notes are an integral part of these condensed unaudited financial statements

ATLAS TECHNOLOGY GROUP, INC.
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE
	THREE-MONTHS ENDED
	MARCH 31,
	2022	2021

Cash Flows from Operating Activities:

Net Income (Loss)	$(17,447)	$(9,150)
Adjustments to reconcile net income (loss) to
net cash from operating activities	—	—

Changes in working capital items:
Prepaid expenses	1,167	—
Accounts payable	100	150
Accruals - related parties	15,000	9,000

Net Cash Flows Used in Operating Activities	(1,180)	0

Net Cash Flows Used in Investing Activities	—	—

Cash Flows from Financing Activities
Note Payable - Related Party	1,180	—

Net Cash Flows From Investing Activities	1,180	—

Net Change in Cash:	0	0

Beginning Cash:	$—	$—

Ending Cash :	$0	$0

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements

ATLAS TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2022

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

 Effective November 10, 2021, the Board of directors recommended, and the holder of a majority of the voting power of our outstanding common stock voted, to approve the following items:

-	a reverse split of the common stock issued and outstanding on a one new share for one million (1,000,000) old shares basis as of November 10, 2021. Fractional shares will be rounded up to the next whole share. (This action requires an amendment to the Certificate of Incorporation and requires the approval of the Financial Industry Regulatory Authority (“FINRA”)), and

-	a forward split of the common stock issued and outstanding as of November 10, 2021. Subsequent to the 1/1,000,000 reverse split described above, each share of post reverse split adjusted issued and outstanding Common Stock shall be forward split on a one for one hundred (100) basis such that each post reverse split old share represents 100 new shares. Fractional shares will be rounded up to the next whole share.

These proposed actions are still pending FINRA approval.

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

Impact of the Ukrainian Conflict

We have not commenced operations as yet and consequently have not been directly impacted by the Ukrainian conflict at this time Currently, we believe that the conflict between Ukraine and Russia does not have any direct impact on our operations, financial condition or financial reporting.  We believe the conflict will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from the Ukraine or Russia, supply chain challenges, and the international and US domestic inflationary results of the conflict and government spending for and funding of our country’s response. As we are a shell company, we do not believe we will targeted for cyber-attacks. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate in the United States and Canada. We do not believe that the conflict will have any impact on our internal control over financial reporting.  Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the Ukranian conflict.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the three-month period ended March 31, 2022 we incurred a loss of $17,447 and had an accumulated deficit of $30,975,768 as of March 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of March 31, 2022 and for the related periods presented, have been included. The results for the three-month period ended March 31, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended December 31, 2021 and 2020 included in our Form 10-K filed on April 15, 2022.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2022 and December 31, 2021, our cash balances were $0.

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

Our financial instruments consist of our prepaid expenses, accounts payable, accrued expenses - related parties and note payable – related party. The carrying amount of our prepaid expenses, accounts payable, accrued expenses- related parties and note payable – related party approximates their fair values because of the short-term maturities of these instruments.

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

The Company was not party to any lease transaction during the three-month periods ended March 31, 2022 and 2021.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the three-month periods ended March 31, 2022 and 2021, we have not identified specific planned revenue streams.

During the three-month periods ended March 31, 2022 and 2021, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three-month periods ended March 31, 2022 and 2021.

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

NOTE 4. ACCOUNTS PAYABLE

As of March 31, 2022 and December 31, 2021, the balance of accounts payable totaled $4,200 and $4,100, respectively.

These balances were owed to the Company’s share transfer agent.

NOTE 5. ACCRUED EXPENSES - RELATED PARTIES

As of March 31, 2022 and December 31, 2021, the balance of accruals - related parties totaled $129,000 and $114,000, respectively.

These accruals relate to consulting fees due our current controlling shareholder, director and chief financial officer ($50,000 and $35,000, respectively) and our former controlling shareholder ($79,000 and $79,000, respectively).

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of March 31, 2022 and December 31, 2021, the balance of notes payable – related party totaled $36,819 and $35,639, respectively.

During the three-month period ended March 31, 2022, our new controlling shareholder, director and chief financial officer, advanced to us $1,180 (20210 - $0), by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three-month periods ended March 31, 2022 or 2021, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

Series A Preferred Stock

As of March 31, 2022, we were authorized to issue 1 share of Series A Preferred Stock with a par value of $0.00001.

1 share of Series A Preferred Stock was issued and outstanding as of March 31, 2022 and December 31, 2021.

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

1 share of Series A Preferred Stock was issued and outstanding as of March 31, 2022.

Series B Preferred Stock

As of March 31, 2022, we were authorized to issue 24,999,999 shares of Series B Preferred Stock with a par value of $0.00001.

Each share of Series B Preferred Stock is entitled to one vote.

In the event of a liquidation, each share of Series B Preferred Stock is entitled to $1.00 per share distribution before any distribution is made to holders of any stock ranking junior to the Series B Preferred Stock.

Each share of series B Preferred Stock is convertible into 100,000 common shares of the Company.

No shares of Series B Preferred Stock were issued or outstanding during the three-month periods ended March 31, 2022 and 2021.

Common Stock

As of March 31, 2022, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the three-month periods ended March 31, 2022 and 2021.

As of March 31, 2022 and December 31, 2021, 5,850,705,874 shares of common stock were issued and outstanding.

Effective November 10, 2021, the Board of directors recommended, and the holder of a majority of the voting power of our outstanding common stock voted, to approve the following items:

-	a reverse split of the common stock issued and outstanding on a one new share for one million (1,000,000) old shares basis as of November 10, 2021. Fractional shares will be rounded up to the next whole share. (This action requires an amendment to the Certificate of Incorporation and requires the approval of the Financial Industry Regulatory Authority (“FINRA”)), and

-	a forward split of the common stock issued and outstanding as of November 10, 2021. Subsequent to the 1/1,000,000 reverse split described above, each share of post reverse split adjusted issued and outstanding Common Stock shall be forward split on a one for one hundred (100) basis such that each post reverse split old share represents 100 new shares. Fractional shares will be rounded up to the next whole share.

These proposed actions are still pending FINRA approval.

Warrants

No warrants were issued or outstanding during the three-month periods ended March 31, 2022 and 2021.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three-month periods ended March 31, 2022 and 2021.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal years ended December 31, 2021 and 2020, filed with the Securities and Exchange Commission (“Commission”) on April 15, 2022. More broadly, these factors include, but are not limited to:

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

PLAN OF OPERATION

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

As of March 31, 2022, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

RESULTS OF OPERATIONS FOR THREE-MONTH PERIOD ENDED MARCH 31, 2022 COMPARED TO THE THREE-MONTH PERIOD ENDED MARCH 31, 2021

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

Revenue

We recognized no revenue during the three-month period ended March 31, 2022 or 2021 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three-month period ended March 31, 2022, we incurred general and administrative expenses of $17,447, comprising consulting fees to our current controlling shareholder of $15,000, OTC market fees of $1,167, professional fees of $818, Edgar filing fees of $362 and share transfer agent fees of $100.

By comparison, during the three-month period ended March 31, 2021, we incurred general and administrative expenses of $9,150, comprising consulting fees to our pervious controlling shareholder of $9,000 and share transfer agent fees of $150.

Operating Loss

During the three-month periods ended March 31, 2022 and 2021, we recognized operating losses of $17,447 and $9,150, respectively, due to the factors discussed above.

Loss before Income Tax

During the three-month periods ended March 31, 2022 and 2021, we recognized losses before income tax of $17,447 and $9,150, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three-month periods ended March 31, 2022 and 2021 as we incurred taxable losses in both periods.

Net Loss

During the three-month periods ended March 31, 2022 and 2021, we recognized net losses of $17,447 and $9,150, respectively, due to the factors discussed above.

CASH FLOW

As of March 31, 2022, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $170,019 and a shareholders’ deficit of $170,019.

By comparison, as of December 31, 2021, we did not have any cash or cash equivalents, $1,167 in prepaid assets, no revenue generating activities or other source of income and we had outstanding liabilities of $153,739 and a shareholders’ deficit of $152,572.

Consequently, we are now dependent on raising additional equity and/or debt to meet our ongoing operating expenses. There is no assurance that we will be able to raise the necessary equity and/or debt that we will need to fund our ongoing operating expenses.

It is our current intention is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2021 and 2020, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Net Cash Used in Operating Activities	$(1,180)	$	(—)
Net Cash Used in Investing Activities	—		—
Net Cash Provided by Financing Activities	1,180		—
Net Change in Cash	$—		$—

Operating Activities

During the three-month period ended March 31, 2022, we recognized a net loss $17,447 which was reduced for cash flow purposes by a $1,167 decrease in prepaid expenses, a $100 increase in accounts payable and a $15,000 increase in accrued liabilities – related parties resulting in a net $1,180 cash being used in operating activities.

By comparison during three-month period ended March 31, 2022, we recognized a net loss $9,150 which for cash flow purposes was fully offset by an increase in accruals related party of $9,000 and accounts payable of $150 resulting in a net $0 being used in, or generated by, operating activities.

Investing Activities

We did not engage in any investing activities during the three-month period ended March 31, 2022 and 2021.

Financing Activities

During the three-month period ended March 31, 2022, we received $1,180 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $1,180 generated from financing operations.

By comparison, we did not engage in any financing activities during the three-month period ended March 31, 2021.

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

Inflation

To date inflation has not been a major factor in our proposed business plan.  However, there are significant inflationary pressures in the larger economy. The impact of inflation is being reflected in higher wages, increased pricing of equipment and products and generally higher prices across all sectors of the economy.  We plan on carefully evaluating the impact of inflation and price increase pressures on our proposed business plan.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2022, we have no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2022.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31 2022 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2022:

●	Lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;
●	Inadequate segregation of duties consistent with control objectives;
●	Insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and
●	Ineffective controls over period end financial disclosure and reporting processes.

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the three-month period ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 23, 2022	ATLAS TECHNOLOGY GROUP, INC.

/s/ Redgie Green
Redgie Green
Director and CEO
(Chief Executive Officer and Principal Executive Officer)

/s/ David Cutler
David Cutler
Director and CFO
(Chief Financial Officer and Principal Accounting Officer)

