Form 10-Q
period 2022-06-30
Atlas Technology Group, Inc.
filed 2022-08-15
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

303 - 323-4896

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

As of August 15, 2022, there were 5,850,705,874 shares of common stock, $0.0001 par value per share, outstanding.

PART I

Item 1. Financial Statements.

ATLAS TECHNOLOGY GROUP, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	JUNE 30,	DECEMBER 31,
	2022	2021
ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid expenses	—	1,167

Total Current Assets	—	1,167

Total Assets	$—	$1,167

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$4,425	$4,100
Accruals - Related Parties	144,000	114,000
Note Payable - Related Party	47,621	35,639

Total Current Liabilities	196,046	153,739

Total Liabilities	196,046	153,739

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Series A Preferred Stock, $0.00001 value, 1 share
authorized, 1 share issued and outstanding	39,900	39,900
Series B Preferred Stock, $0.00001 par value, 24,999,999 authorized,
0 shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 15,000,000,000 shares
authorized, 5,850,705,874 shares issued and outstanding	58,507	58,507
Additional Paid In Capital	30,707,342	30,707,342
Retained Deficit	(31,001,795)	(30,958,321)

Total Shareholders' Deficit	(196,046)	(152,572)

Total Liabilities and Shareholders' Deficit	$—	$1,167

The accompanying notes are an integral part of these condensed unaudited financial statements.

ATLAS TECHNOLOGY GROUP, INC.
CONDENSED STATEMENTS OF OPERATIONS (Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2022	2021	2022	2021

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:

General and administrative expenses	26,027	51,950	43,474	61,100

Total Operating Expenses	26,027	51,950	43,474	61,100

OPERATING LOSS	(26,027)	(51,950)	(43,474)	(61,100)

OTHER INCOME (EXPENSE)
Gain on extinguishment of liabilities	—	4,270	—	4,270

Total Other income (expense)	—	4,270	—	4,270

LOSS BEFORE TAXES	(26,027)	(47,680)	(43,474)	(56,830)

TAXES	—	—	—	—

NET LOSS	$(26,027)	$(47,680)	$(43,474)	$(56,830)

Net Loss per Common Shares Outstanding – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	5,850,705,874	5,850,705,874	5,850,705,874	5,850,705,874

The accompanying notes are an integral part of these condensed unaudited financial statements.

ATLAS TECHNOLOGY GROUP, INC.
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
(Unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total

Balance at December 31, 2020	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,847,319)	$(81,470)

Net loss for the quarter	—	—	—	—	—	(9,150)	(9,150)

Balance at March 31, 2021	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,856,469)	$(90,620)

Net loss for the quarter	—	—	—	—	—	(47,680)	(47,680)

Balance at June 30, 2021	1	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,904,149)	$(138,300)

Balance at December 31, 2021	1	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,958,321)	$(152,572)

Net loss for the quarter	—	—	—	—	—	(17,447)	(17,447)

Balance at March 31, 2022	1	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,975,768)	$(170,019)

Net loss for the quarter	—	—	—	—	—	(26,027)	(26,027)

Balance at June 30, 2022	1	$39,900	5,850,705,874	$58,507	$30,707,342	$(31,001,795)	$(196,046)

The accompanying notes are an integral part of these condensed unaudited financial statements.

ATLAS TECHNOLOGY GROUP, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE
	SIX-MONTHS ENDED
	JUNE 30,
	2022	2021

Cash Flows from Operating Activities:

Net Loss	$(43,474)	$(56,830)
Adjustments to reconcile net loss to
net cash from operating activities
Compensation paid in preferred stock	—	39,900
Gain on partial settlement of liabilities	—	(4,270)

Changes in working capital items:
Prepaid expenses	1,167	—
Accounts payable	325	(2,200)
Accruals - related parties	30,000	12,000

Net Cash Flows Used in Operating Activities	(11,982)	(11,400)

Net Cash Flows Used in Investing Activities	—	—

Cash Flows from Financing Activities
Note Payable - Related Party	11,982	11,400

Net Cash Flows From Investing Activities	11,982	11,400

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash :	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

ATLAS TECHNOLOGY GROUP, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

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

As further discussed in Note 9 Subsequent Events below, effective August 2, 2022, the Company filed a Definitive Schedule 14c Information Statement disclosing that the Board of Directors and controlling shareholder has voted to change the Company’s domicile from Florida to Delaware and its name from Atlas Technology Group, Inc. to Saxon Capital Group, Inc. These corporate actions will become effective on or about 21 days after the date of mailing, August 5, 2022.

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

Impact of the Ukrainian Conflict

We have not commenced operations as yet and consequently have not been directly impacted by the Ukrainian conflict at this time Currently, we do not believe that the conflict between Ukraine and Russia will have any direct impact on our operations, financial condition or financial reporting.  We believe the conflict will have only a general impact on our operations in the same manner as it is having a general impact on all business operations resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from the Ukraine or Russia, supply chain challenges, and the international and domestic inflationary results of the conflict and government spending for and funding of their response. We do not believe we will be targeted for cyber-attacks. We have no operations in the countries directly involved in the conflict or that are specifically impacted by any of the sanctions and embargoes, we do not believe that the conflict will have any impact on our internal control over financial reporting.  Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the Ukrainian conflict.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the six-months period ended June 30, 2022 we incurred a loss of $43,474 and had an accumulated deficit of $31,001,795 as of June 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of June 30, 2022 and for the related periods presented, have been included. The results for the three and six months period ended June 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended December 31, 2021 and 2020 included in our Form 10-K filed on April 15, 2022.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2022 and December 31, 2021, our cash balances were $0.

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

The Company was not party to any lease transaction during the six-months period ended June 30, 2022 and 2021.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the six-months period ended June 30, 2022 and 2021, we have not identified specific planned revenue streams.

During the six-months period ended June 30, 2022 and 2021, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the six-months period ended June 30, 2022 and 2021.

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

NOTE 4. ACCOUNTS PAYABLE

As of June 30, 2022 and December 31, 2021, the balance of accounts payable totaled $4,425 and $4,100, respectively.

These balances were owed to the Company’s share transfer agent.

NOTE 5. ACCRUED EXPENSES - RELATED PARTIES

As of June 30, 2022 and December 31, 2021, the balance of accruals - related parties totaled $144,000 and $114,000, respectively.

These accruals relate to consulting fees due our current controlling shareholder, director and chief financial officer ($65,000 and $35,000, respectively) and our former controlling shareholder ($79,000 and $79,000, respectively).

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of June 30, 2022 and December 31, 2021, the balance of notes payable – related party totaled $47,621 and $35,639, respectively.

During the six-months period ended June 30, 2022, our new controlling shareholder, director and chief financial officer, advanced to us $11,982 (2021 - $11,400), by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six-months period ended June 30, 2022 or 2021, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

Series A Preferred Stock

As of June 30, 2022, we were authorized to issue 1 share of Series A Preferred Stock with a par value of $0.00001.

1 share of Series A Preferred Stock was issued and outstanding as of June 30, 2022 and December 31, 2021.

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

1 share of Series A Preferred Stock was issued and outstanding as of June 30, 2022.

Series B Preferred Stock

As of June 30, 2022, we were authorized to issue 24,999,999 shares of Series B Preferred Stock with a par value of $0.00001.

Each share of Series B Preferred Stock is entitled to one vote.

In the event of a liquidation, each share of Series B Preferred Stock is entitled to $1.00 per share distribution before any distribution is made to holders of any stock ranking junior to the Series B Preferred Stock.

Each share of series B Preferred Stock is convertible into 100,000 common shares of the Company.

No shares of Series B Preferred Stock were issued or outstanding during the six-months period ended June 30, 2022 and 2021.

Common Stock

As of June 30, 2022, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the six-months period ended June 30, 2022 and 2021.

As of June 30, 2022 and December 31, 2021, 5,850,705,874 shares of common stock were issued and outstanding.

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

Warrants

No warrants were issued or outstanding during the six-months period ended June 30, 2022 and 2021.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the six-months period ended June 30, 2022 and 2021.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required apart from the following:

Effective August 2, 2022, the Company filed a Definitive Schedule 14c Information Statement disclosing that the Board of Directors and controlling shareholder has voted to change the Company’s domicile from Florida to Delaware and its name from Atlas Technology Group, Inc. to Saxon Capital Group, Inc. These corporate actions will become effective on or about 21 days after the date of mailing, August 5, 2022.

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

PLAN OF OPERATION

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

As of June 30, 2022, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

RESULTS OF OPERATIONS

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

THREE MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Revenue

We recognized no revenue during the three months period ended June 30, 2022 or 2021 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three-months period ended June 30, 2022, we incurred general and administrative expenses of $26,027, comprising director’s fees of $15,000, auditing fees of $8,500, Edgar filing fees of $1,802, a payment to a former director of $500 and share transfer agent fees of $225.

By comparison, during the three-months period ended June 30, 2021, we incurred general and administrative expenses of $51,950, comprising director’s fees of $44,900, including $39,900 paid in equity, consulting fees to our pervious controlling shareholder of $6,000, state filing fees of $900 and share transfer agent fees of $150.

Operating loss

During the three-months periods ended June 30, 2022 and 2021 we incurred operating losses of $26,027 and $51,950, respectively, due to the factors described above.

Other income expense

During the three-month period ended June 30, 2022, we recognized no other income (expense).

By comparison, during the three-month period ended June 30, 2021, we partially settled certain liabilities resulting in a gain of $4,270, which was recognized as other income.

Loss before Income Tax

During the three-months periods ended June 30, 2022 and 2021, we recognized losses before income taxes of $26,027 and $47,680, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three month periods ended June 30, 2022 and 2021 as we incurred taxable losses in both periods.

Net Loss

During the three-months periods ended June 30, 2022 and 2021, we recognized net losses of $26,027 and $47,680, respectively, due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2022 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2021

Revenue

We recognized no revenue during the six months period ended June 30, 2022 or 2021 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the six-months period ended June 30, 2022, we incurred general and administrative expenses of $43,474, comprising director’s fees of $30,000, auditing fees of $8,500, Edgar filing fees of $2,164, OTC Market fees of $1,167, Broadridge fees of $818, a payment to a former director of $500 and share transfer agent fees of $325.

By comparison, during the six-months period ended June 30, 2021, we incurred general and administrative expenses of $61,100, comprising director’s fees of $44,900, including $39,900 paid in equity, consulting fees to our pervious controlling shareholder of $15,000, state filing fees of $900 and share transfer agent fees of $300.

 Operating Loss

During the six-months periods ended June 30, 2022 and 2021, we recognized operating losses of $43,474 and $61,100, respectively, due to the factors discussed above.

Other income (expense)

During the six month period ended June 30, 2022, we incurred no other income (expense).

By comparison, during the six-month period ended June 30, 2021, we partially settled certain liabilities resulting in a gain of $4,270, which was recognized as other income.

Loss before Income Tax

During the six-month periods ended June 30, 2022 and 2021, we recognized losses before income taxes of $43,474 and $56,830, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the six-month periods ended June 30, 2022 and 2021 as we incurred taxable losses in both periods.

Net Loss

During the six-month periods ended June 30, 2022 and 2021, we recognized net losses of $43,474 and $56,830, respectively, due to the factors discussed above.

CASH FLOW

As of June 30, 2022, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $196,046 and a shareholders’ deficit of $196,046.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended June 30, 2022 and 2021:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
Net Cash Used in Operating Activities	$(11,982)	$(11,400)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	11,982	11,400
Net Change in Cash	$—	$—

Operating Activities

During the six-months period ended June 30, 2022, we recognized a net loss $43,474 which was reduced for cash flow purposes by a $1,167 decrease in prepaid expenses, a $325 increase in accounts payable and a $30,000 increase in accrued liabilities – related parties resulting in a net $11,982 cash being used in operating activities.

By comparison during six-months period ended June 30, 2021, we incurred a net loss of $56,830 of which $39,900 related to non-cash, equity compensation and $4,270 to a non-cash gain on settlement of certain liabilities while at the same time, our accruals – related parties increased by $12,000, our accounts payable decreased by $2,200, resulting in net cash of $11,400 being used in operations.

Investing Activities

We did not engage in any investing activities during the six-months period ended June 30, 2022 and 2021.

Financing Activities

During the six-months period ended June 30, 2022, we received $11,982 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $11,982 generated from financing operations.

By comparison, during the six-months period ended June 30, 2021, we received $11,400 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $11,400 generated from financing operations

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations

CRITICAL ACCOUNTING POLICIES

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2022, we have no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2022.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2022 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2022:

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

This Form 10-Q does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Commission that permit us to provide only management’s report in this Form 10-Q.

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the three-month period ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 15, 2022	ATLAS TECHNOLOGY GROUP, INC.

/s/ Redgie Green
Redgie Green
Director and CEO
(Chief Executive Officer and Principal Executive Officer)

/s/ David Cutler
David Cutler
Director and CFO
(Chief Financial Officer and Principal Accounting Officer)

