Form 10-Q
period 2022-09-30
Saxon Capital Group, Inc./DE
filed 2022-10-28
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission File Number: 000-28675

SAXON CAPITAL GROUP, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3370795
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

PO Box 147165, Lakewood, Colorado	80214
(Address of Principal Executive Offices)	(Zip Code)

303-323-4896

(Registrant’s telephone number, including area code)

ATLAS TECHNOLOGY GROUP, INC.

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

As of October 28, 2022, there were 5,850,705,874 shares of common stock, $0.0001 par value per share, outstanding.

PART I

 Item 1. Financial Statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED BALANCE SHEETS
(Unaudited)

	SEPTEMBER 30,	DECEMBER 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid expenses	—	1,167
Total Current Assets	—	1,167

Total Assets	$—	$1,167

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$5,140	$4,100
Accruals - Related Parties	159,000	114,000
Note Payable - Related Party	58,310	35,639
Total Current Liabilities	222,450	153,739

Total Liabilities	222,450	153,739

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Series A Preferred Stock, $0.00001 value, 1 share authorized, 1 share issued and outstanding	39,900	39,900
Series B Preferred Stock, $0.00001 par value, 24,999,999 authorized, no shares issued or outstanding	—	—
Common Stock, $0.00001 par value, 15,000,000,000 shares authorized, 5,850,705,874 shares issued and outstanding	58,507	58,507
Additional Paid In Capital	30,707,342	30,707,342
Retained Deficit	(31,028,199)	(30,958,321)

Total Shareholders' Deficit	(222,450)	(152,572)

Total Liabilities and Shareholders' Deficit	$—	$1,167

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	2022	2021	2022	2021

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:

General and administrative expenses	26,403	28,966	69,877	90,066
Gain on partial settlement of debt	—	—	—	(4,270)

Total Operating Expenses	26,403	28,966	69,877	85,796

OPERATING LOSS	(26,403)	(28,966)	(69,877)	(89,796)

OTHER INCOME (EXPENSE)	—	—	—	—

Total Other income (expense)	—	—	—	—

LOSS BEFORE TAXES	(26,403)	(28,966)	(69,877)	(85,796)

TAXES	—	—	—	—

NET LOSS	$(26,403)	$(28,966)	$(69,877)	$(85,796)

Net Loss per Common Shares Outstanding – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	5,850,707,874	5,850,707,874	5,850,707,874	5,850,707,874

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
(Unaudited)

	Series A Preferred Shares		Common Shares		Additional Paid-In	(Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit)	Total
Balance at December 31, 2020	1	176,360	5,850,705,874	$58,507	$30,530,982	$(30,847,319)	$(81,470)

Net loss for the quarter	—	—	—	—	—	(9,150)	(9,150)

Balance at March 31, 2021	1	176,360	5,850,705,874	$58,507	$30,530,982	$(30,856,469)	$(90,620)

Net loss for the quarter	—	—	—	—	—	(47,680)	(47,680)

Balance at June 30, 2021	1	176,360	5,850,705,874	$58,507	$30,530,982	$(30,904,149)	$(138,300)

Net loss for the quarter	—	—	—	—	—	(28,966)	(28,966)

Cancellation of Series A Preferred Stock	(1)	(176,360)	—	—	176,360	—	—

Issuance of Series A Preferred Stock	1	39,900	—	—	—	—	39,900

Balance at September 30, 2021	1	39,900	5,850,705,874	$58,507	$30,707,342	$(30,933,115)	$(127,366)

Balance at December 31, 2021	1	39,900	5,850,705,874	$58,507	$30,707,342	$(30,958,321)	$(152,572)

Net loss for the quarter	—	—	—	—	—	(17,447)	(17,447)

Balance at March 31, 2022	1	39,900	5,850,705,874	$58,507	$30,707,342	$(30,975,768)	$(170,019)

Net loss for the quarter	—	—	—	—	—	(26,027)	(26,027)

Balance at June 30, 2022	1	39,900	5,850,705,874	$58,507	30,707,342	(31,001,795)	(196,046)

Net loss for the quarter	—	—	—	—	—	(26,404)	(26,404)

Balance at September 30, 2022	1	39,900	5,850,705,874	$58,507	$30,707,342	$(31,028,199)	$(222,450)

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	FOR THE NINE-MONTHS ENDED
	SEPTEMBER 30,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(69,877)	$(85,796)
Adjustments to reconcile net loss to net cash from operating activities

Compensation paid in preferred stock	—	39,900
Gain on partial settlement of liabilities	—	(4,270)

Changes in working capital items:
Prepaid expenses	1,167	(2,917)
Accounts payable	1,040	(2,050)
Accruals - related parties	45,000	27,000

Net Cash Flows Used in Operating Activities	(22,670)	(28,133)

Net Cash Flows Used in Investing Activities	—	—

Cash Flows from Financing Activities
Note Payable - Related Party	22,670	28,133

Net Cash Flows From Financing Activities	22,670	28,133

Net Cash Flows From Investing Activities	—	—

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash :	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.

(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Saxon Capital Group Inc., formerly Atlas Technology Group Inc., is a SEC reporting shell company. Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. Once relisted on the Pink Sheets, we will then seek to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets and no potential merger candidate has been identified at this time.

Saxon Capital Group Inc. (“the Company,” “We," "Us," or “Our’) was incorporated under the laws of State of Delaware as on July 12, 2022.

Atlas Technology Group, Inc., a Florida corporation, merged into Saxon Capital Group, Inc effective from August 30, 2022. Now the surviving entity is Saxon Capital Group, Inc.

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
5

These proposed actions are still pending FINRA approval.

History

Saxon Capital Inc. was incorporated in the state of Nevada in August 1996 under the name Pan World Corporation. In November 1999, the Company changed its name to Tribeworks, Inc. and redomiciled to the state of Delaware. In August 2007, the Company changed its name to Atlas Technology Group, Inc. In August 2015, the Company redomiciled to the State of Florida. In December 2015, the Company changed its name to Moxie Motion Pictures, Inc. In November 2018, the Company changed its name back to Atlas Technology Group, Inc. On August 30, 2022 Atlas Technology Group, Inc merged into Saxon Capital Group, Inc and redomiciled from State of Florida to State of Delaware. Now the surviving corporation is Saxon Capital Group, Inc.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the nine-months period ended September 30, 2022 we incurred a loss of $69,877 and had an accumulated deficit of $31,028,199 as of September 30, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of September 30, 2022 and for the related periods presented, have been included. The results for the three and nine months period ended September 30, 2022 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended December 31, 2021 and 2020 included in our Form 10-K filed on April 15, 2022.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2022 and December 31, 2021, our cash balances were $0.

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

The Company was not party to any lease transaction during the nine-months period ended September 30, 2022 and 2021.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the nine-months period ended September 30, 2022 and 2021, we have not identified specific planned revenue streams.

During the nine-months period ended September 30, 2022 and 2021, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the nine-months period ended September 30, 2022 and 2021.

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

NOTE 4. ACCOUNTS PAYABLE

As of September 30, 2022 and December 31, 2021, the balance of accounts payable totaled $5,140 and $4,100, respectively.

These balances were owed to the Company’s share transfer agent.

NOTE 5. ACCRUED EXPENSES - RELATED PARTIES

As of September 30, 2022 and December 31, 2021, the balance of accruals - related parties totaled $159,000 and $114,000, respectively.

These accruals relate to consulting fees due our current controlling shareholder, director and chief financial officer ($80,000 and $35,000, respectively) and our former controlling shareholder ($79,000 and $79,000, respectively).

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of September 30, 2022 and December 31, 2021, the balance of notes payable – related party totaled $58,310 and $35,639, respectively.

During the nine-months period ended September 30, 2022, our new controlling shareholder, director and chief financial officer, advanced to us $22,670 (2021 - $28,133), by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine-months period ended September 30, 2022 or 2021, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

Series A Preferred Stock

As of September 30, 2022, we were authorized to issue 1 share of Series A Preferred Stock with a par value of $0.00001.

1 share of Series A Preferred Stock was issued and outstanding as of September 30, 2022 and December 31, 2021.

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

1 share of Series A Preferred Stock was issued and outstanding as of September 30, 2022.

Series B Preferred Stock

As of September 30, 2022, we were authorized to issue 24,999,999 shares of Series B Preferred Stock with a par value of $0.00001.

Each share of Series B Preferred Stock is entitled to one vote.

In the event of a liquidation, each share of Series B Preferred Stock is entitled to $1.00 per share distribution before any distribution is made to holders of any stock ranking junior to the Series B Preferred Stock.

Each share of series B Preferred Stock is convertible into 100,000 common shares of the Company.

No shares of Series B Preferred Stock were issued or outstanding during the nine-months period ended September 30, 2022 and 2021.

Common Stock

As of September 30, 2022, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the nine-months period ended September 30, 2022 and 2021.

As of September 30, 2022 and December 31, 2021, 5,850,705,874 shares of common stock were issued and outstanding.

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

Warrants

No warrants were issued or outstanding during the nine-months period ended September 30, 2022 and 2021.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the nine-months period ended September 30, 2022 and 2021.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

OVERVIEW

Saxon Capital Group, Inc., formerly Atlas Technology Group, Inc., a Delaware corporation, (“the Company”, “We", "Us" or “Our’) is a SEC reporting shell company. Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. Once relisted on the Pink Sheets, we will then seek to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets and no potential merger candidate has been identified at this time.

Saxon Capital Group Inc. (“the Company,” “We," "Us," or “Our’) was incorporated under the laws of State of Delaware as on July 12, 2022.

Atlas Technology Group, Inc., a Florida corporation, merged into Saxon Capital Group, Inc effective from August 30, 2022. Now the surviving entity is Saxon Capital Group, Inc.

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

As of September 30, 2022, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

RESULTS OF OPERATIONS

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

THREE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2021

Revenue

We recognized no revenue during the three months period ended September 30, 2022 or 2021 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three-months period ended September 30, 2022, we incurred general and administrative expenses of $26,403, comprising director’s fees of $15,000, $8,745 in mailing expenses for shareholder communications, auditing fees of $1,500, and $1,158 in other expenses.

By comparison, during the three-months period ended September 30, 2021, we incurred general and administrative expenses of $28,966, comprising director’s fees of $15,000, $3,000 in accounting fees, $1,583 in OTC market fees, $1,533 in Edgar filing fees and $350 in other expenses.

Operating loss

During the three-months periods ended September 30, 2022 and 2021 we incurred operating losses of $26,403 and $28,966, respectively, due to the factors described above.

Other income expense

During the three-month period ended September 30, 2022 and 2021, we recognized no other income (expense).

Loss before Income Tax

During the three-months periods ended September 30, 2022 and 2021, we recognized losses before income taxes of $26,403 and $28,966, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three month periods ended September 30, 2022 and 2021 as we incurred taxable losses in both periods.

Net Loss

During the three-months periods ended September 30, 2022 and 2021, we recognized net losses of $26,403 and $28,966, respectively, due to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2022 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Revenue

We recognized no revenue during the nine months period ended September 30, 2022 or 2021 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the nine-months period ended September 30, 2022, we incurred general and administrative expenses of $68,877, comprising director’s fees of $45,000, auditing fees of $10,000, $8,745 in mailing expenses for shareholder communications, a Edgar filing fees of $2,729, OTC Market fees of $1,167, Broadridge fees of $818, a payment to a former director of $500, share transfer agent fees of $475 and $443 in other expenses.

By comparison, during the nine-months period ended September 30, 2021we incurred general and administrative expenses of $90,066, comprising consulting fees to our pervious and current controlling shareholders of $74,900, professional fees of $10,500, various OTC, FINRA, Edgar and state filing fees of $4,216 and share transfer agent fees of $450. Of the consulting fees to our pervious and current controlling shareholders, $39,900 was attributable to the fair value of one share of Series A preferred stock issued to our current controlling shareholder.

Gain on Partial Settlement of Liabilities

We recognized no gain on a partial payment made to one of our creditors during the nine months ended September 30, 2022.

During the nine months ended September 30, 2021, we recognized a gain of $4,270 on a partial payment made to one of our creditors. The creditor reduced the remaining balance owed by us on receipt of the partial payment.

Operating Loss

During the nine-months periods ended September 30, 2022 and 2021, we recognized operating losses of $69,877 and $85,796, respectively, due to the factors discussed above.

Other income (expense)

During the nine-month periods ended September 30, 2022 and 2021, we incurred no other income (expense).

Loss before Income Tax

During the nine-month periods ended September 30, 2022 and 2021, we recognized losses before income taxes of $69,877 and $85,796, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the nine-month periods ended September 30, 2022 and 2021 as we incurred taxable losses in both periods.

Net Loss

During the nine-month periods ended September 30, 2022 and 2021, we recognized net losses of $69,877 and $85,796, respectively, due to the factors discussed above.

CASH FLOW

As of September 30, 2022, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $222,450 and a shareholders’ deficit of $222,450.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
Net Cash Used in Operating Activities	$(22,670)	$(28,133)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	22,670	28,133
Net Change in Cash	$—	$—

Operating Activities

During the nine-months period ended September 30, 2022, we recognized a net loss $69,877 which was reduced for cash flow purposes by a $1,167 decrease in prepaid expenses, a $1,040 increase in accounts payable and a $45,000 increase in accrued liabilities – related parties resulting in a net $22,670 cash being used in operating activities.

By comparison during nine-months period ended September 30, 2021, we recognized a net loss $85,796 which was reduced for cash flow purposes by $39,900 for compensation paid in preferred stock and increased for cash flow purposes by a $4,270 non-cash gain on the partial settlement of a liability and further increased for a $2,917 increase in prepaid expenses and a $2,050 reduction in accounts payable expenses and decreased by a $27,000 increase in accrued liabilities – related parties resulting in a net $28,133 being used in operating activities.

Investing Activities

We did not engage in any investing activities during the nine-months period ended September 30, 2022 and 2021.

Financing Activities

During the nine-months period ended September 30, 2022, we received $22,670 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $22,670 generated from financing operations.

By comparison, during the nine-months period ended September 30, 2021, we received $28,133 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $28,133 generated from financing operations

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations

CRITICAL ACCOUNTING POLICIES

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2022, we have no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2022.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2022 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2022:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the three-month period ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 28, 2022	SAXON CAPITAL GROUP, INC.

/s/ Redgie Green
Redgie Green
Director and CEO
(Chief Executive Officer and Principal Executive Officer)

/s/ David Cutler
David Cutler
Director and CFO
(Chief Financial Officer and Principal Accounting Officer)

