Form 10-K
period 2022-12-31
Saxon Capital Group, Inc./DE
filed 2023-02-17
CIK 1093636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

☒ Yes     ☐ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was $4,494,511,

As of February 15, 2023, there were 14,981,701,785 common shares, $0.00001 par value, issued and outstanding.

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

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” or the “Company” are to Saxon Capital Group, Inc., formerly Atlas Technology Group, Inc.

DESCRIPTION OF BUSINESS

Saxon Capital Group, Inc., formerly Atlas Technology Group, Inc., a Delaware corporation, (“the Company”, “We”, “Us” or “Our’) is a SEC reporting shell company. Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. Once relisted on the Pink Sheets, we will then seek to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets and no potential merger candidate has been identified at this time.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1.07 billion in annual gross revenues and did not have such amount as of December 31, 2022, our last fiscal year.

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

Effective November 10, 2021, the Board of directors recommended, and the holder of a majority of the voting power of our outstanding common stock voted, to approve the following items:

-	a reverse split of the common stock issued and outstanding on a one new share for one million (1,000,000) old shares basis as of November 10, 2021. Fractional shares will be rounded up to the next whole share. (This action requires an amendment to the Certificate of Incorporation and requires the approval of the Financial Industry Regulatory Authority (“FINRA”)), and
6

-	a forward split of the common stock issued and outstanding as of November 10, 2021. Subsequent to the 1/1,000,000 reverse split described above, each share of post reverse split adjusted issued and outstanding Common Stock shall be forward split on a one for one hundred (100) basis such that each post reverse split old share represents 100 new shares. Fractional shares will be rounded up to the next whole share.

These proposed actions are still pending FINRA approval.

Effective November 17, 2022, Board of Director approved the following actions to:

-	Cancel all 24,999,999 shares of authorized but unissued shares of Series B Preferred Stock.
-	Increase the number of authorized shares of Series A Preferred Stock from 1 to 1,000.
-	Forward split each share of issued and outstanding Series A Preferred Stock as of record date November 25, 2022 in the ratio of 1:1,000, such that each old share represents 1,000 new shares.
-	Convert 499 post-split shares of Series A Preferred Stock into 9,130,995,911 shares of our common stock leaving a remaining 501 shares of post-split Series A stock issued and outstanding.

History

Saxon Capital Inc. was incorporated in the state of Nevada in August 1996 under the name Pan World Corporation. In November 1999, the Company changed its name to Tribeworks, Inc. and redomiciled to the state of Delaware. In August 2007, the Company changed its name to Atlas Technology Group, Inc. In August 2015, the Company redomiciled to the State of Florida. In December 2015, the Company changed its name to Moxie Motion Pictures, Inc. In November 2018, the Company changed its name back to Atlas Technology Group, Inc. On August 30, 2022 Atlas Technology Group, Inc. merged into Saxon Capital Group, Inc. and redomiciled from State of Florida to State of Delaware with the surviving corporation being Saxon Capital Group, Inc.

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

Employees

We presently have no full-time executive, operational or clerical staff.

Throughout the past few years through May 28, 2021, Ms. Cortney Morris provided her services to us on a part time basis as director, Chief Executive Officer, President, Secretary and Chief Financial Officer. She resigned effective July 19,2021.

From May 29, 2021, Mr. David Cutler, our new controlling shareholder, was appointed as a director of ours and as our Chief Financial Officer to provide his services to us on a part time basis.

From July 29,2021, Mr. Redgie Green was appointed as a director of ours and as our Chief Executive Officer to provide his services to us on a part time basis.

Revenue

We did not record any revenue during the years ended December 31, 2022 and 2021.

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

The factors affecting our future performance are listed and explained below under the section “Risk Factors” below:

ITEM 1A. RISK FACTORS.

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO SAXON’S PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; SAXON’S LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER SAXON FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. SAXON IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

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

RISK FACTORS RELATING TO OUR COMPANY

WE HAVE A SHAREHOLDERS’ DEFICIT, HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

During the year ended December 31, 2022, we incurred losses of $95,309, resulting in an accumulated deficit of $31,053,631 and a stockholders’ deficit of $247,882.

Future losses are likely to occur as, until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the year ended December 31, 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors and Executive Officers" (page 32 below), and "Conflicts of Interest." (page 33 below).

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

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of December 31, 2022 for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022:

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

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY DELAWARE STATUTES.

Delaware General Corporation Laws provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OUR DIRECTORS’ LIABILITY TO US AND STOCKHOLDERS IS LIMITED.

Delaware General Corporation Laws exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors that otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Price and Stockholder Matters

Shares of our common stock can only be traded in the expert market under the symbol "ATYG” as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets.

The following table sets forth for the respective periods indicated the prices of our common stock in this market as reported and summarized by the National Quotation Bureau. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

During the fiscal years ended December 31 2022 and 2021, we had a trading history as follows:

	HIGH	LOW
Quarter Ended:

March 31, 2022	$0.0003	$0.0002
June 30, 2022	$0.0004	$0.0003
September 30, 2022	$0.0004	$0.0003
December 31, 2022	$0.0003	$0.0002

March 31, 2021	$0.0005	$0.0004
June 30, 2021	$0.0011	$0.0010
September 30, 2021	$0.0013	$0.0009
December 31, 2021	$0.0003	$0.0002

Last Reported Price

On February 15, 2023, the last reported bid price of our shares of common stock reported on the expert market was $0.0001 per share.

Record Holders

There were 89 holders of record as of February 15, 2023. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities.

As of November 25, 2022, 499 shares of post-forward split Series A Prefer stock were converted into 9,130,995,911 shares of common stock.

Exemption from Registration Claimed

The transactions were exempt from Registration under Section 4(a)2 of the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the years ended December 31, 2022 and 2021.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2022, we had an accumulated deficit totaling $31,053,631. This raises substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2022, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2022 COMPARED TO THE YEAR ENDED DECEMBER 31, 2021

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

Revenue

We recognized no revenue during the years ended December 31, 2022 or 2021 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the year ended December 31, 2022, we incurred general and administrative expenses of $95,309 comprising officers’ compensation of $60,000 and, accounting, auditing, legal, share transfer agent and other fees totaling $35,309. During the year ended December 31, 2021, we incurred general and administrative expenses of $115,272 comprising officers’ compensation of $89,900 and accounting, auditing, legal, share transfer agent and other fees totaling $25,372.

The $19,963 decrease in general and administrative expenses between the two years reflected a $29,900 decrease in officers’ remuneration partially offset by a $9,937 increase in other general and administrative expenses largely relating to mailing costs to our shareholders.

Gain on Partial Settlement of Liabilities

We recognized no gain during the year ended December 31, 2022.

During the year ended December 31, 2021, we recognized a gain of $4,270 on a partial payment we made to one of our creditors. The creditor reduced the remaining balance owed by us on receipt of the partial payment.

Operating Loss

During the year ended December 31, 2022, we incurred an operating loss of $95,309 compared to an operating loss of $111,002 during the year ended December 31, 2021, a decrease of $15,702, due to the factors discussed above.

Loss before Income Tax

During the year ended December 31, 2022, we incurred a net loss before income taxes of $95,309 as compared to a net loss of $111,002 in the year ended December 31, 2021, a decrease of $15,702, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the years ended December 31, 2022 and 2021 as we incurred taxable losses in both years.

Net Loss

During the period ended December 31, 2022, we incurred a net loss of $95,309 as compared to a net loss of $111,002 during the year ended December 31, 2021, a decrease of $15,702, due to the factors discussed above.

CASH FLOW

As of December 31, 2022, we did not have any revenue generating activities or other sources of income and we had total liabilities of $247,882 and a shareholder’s deficit of $247,882.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2022 and 2021, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2022	December 31, 2021
Net Cash Used in Operating Activities	$(32,357)	$(35,639)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	32,357	35,639
Net Movement in Cash and Cash Equivalents	$—	$—

Operating Activities

During the year ended December 31, 2022, we incurred a net loss of $95,309, an increase in accruals – related of $60,000, an increase in our accounts payable of $1,785 and a decrease in our prepaid expenses of $1,167, resulting in net cash of $32,357 being used in operations.

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

Investing Activities

During the years ended December 31, 2022 and 2021, we had no investing activities.

Financing Activities

During the year ended December 31, 2022, we received $32,357 by way of an advance under notes payable – related party resulting in a total of $32,357 being generated from financing operations.

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

Our significant accounting policies are described in Note 3 of our Financial Statements on page F-8. These policies were selected because they represent the more significant accounting policies and methods that are broadly applied in the preparation of our financial statements.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations in the immediate future.

Management will continue to monitor inflation and evaluate the possible future effects of inflation on our business and operations.

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31,2022, we have no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SAXON CAPITAL GROUP, INC.

AUDITED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Audit Committee

Saxon Capital Group, Inc.

Fka Atlas Technology Group, Inc.

PO Box 147165,

Lakewood, CO 80214

Opinion on the financial statements

We audited the accompanying balance sheets of Saxon Capital Group, Inc. (“the Company”) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $31,053,631 for the year ended December 31, 2022. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related party transactions.

As discussed in Note 7 to the financial statement, the Company has borrowed from related parties an amount $67,997 as of the date of December 31, 2022. As discussed Note 5 to the financial statement, the company has accrued for accrued expenses for related parties an amount of $174,000 as of the date of December 31, 2022.

The procedure performed to address the matter included: obtaining confirmation from related party.

We have served as the Company’s auditor since 2021.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

February 13, 2023

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
BALANCE SHEETS
	DECEMBER 31,	DECEMBER 31,
	2022	2021
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—
Prepaid Expenses	—	1,167
Total Current Assets	—	1,167

Total Assets	$—	$1,167

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$5,885	$4,100
Accruals - Related Parties	174,000	114,000
Note Payable - Related Party	67,997	35,639
Total Current Liabilities	247,882	153,739

Total Liabilities	247,882	153,739

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Preferred Stock, $0.00001 par value, 24,999,000 and 0 shares authorized as of December 31, 2022 and 2021, respectively	—	—
Series A Preferred Stock, $0.00001 par value,1,000 shares authorized, 501 and 1,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively	19,990	39,900
Series B Preferred Stock, $0.00001 par value, 0 and 24,999,999 shares authorized, 0 shares issued and outstanding as of December 31, 2022 and 2021	—	—
Common Stock, $0.00001 par value, 15,000,000,000 shares authorized, 14,981,701,785 and 5,850,705,874 shares issued and outstanding as of December 31, 2022 and 2021, respectively.	149,817	58,507
Additional Paid in Capital	30,635,942	30,707,342
Accumulated Deficit	(31,053,631)	(30,958,322)

Total Shareholders' Deficit	(247,882)	(152,573)

Total Liabilities and Shareholders' Deficit	$—	$1,167

The accompanying notes are an integral part of these audited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
	2022	2021

REVENUE	$—	$—

OPERATING EXPENSES:

General and administrative expenses	95,309	115,272
Gain on partial settlement of liability	—	(4,270)
Total Operating Expenses	95,309	111,002

OPERATING LOSS	(95,309)	(111,002)

OTHER INCOME (EXPENSE)
LOSS BEFORE TAXES	(95,309)	(111,002)

TAXES	—	—

NET LOSS	$(95,309)	$(111,002)

Net Loss per Common Shares Outstanding – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	6,626,215,116	5,850,705,874

The accompanying notes are an integral part of these audited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Series A Preferred Shares			Common Shares		Additional Paid-In	Accumulated
	Shares		Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2020	1,000	*	$176,360	5,850,705,874	$58,507	$30,530,982	$(30,847,320)	$(81,471)

Cancellation of Series A Preferred Stock	(1,000	)*	(176,360)	—	—	176,360	—	—

Issuance of Series A Preferred Stock	1,000	*	39,900	—	—	—	—	39,900

Net loss for the year	—		—	—	—	—	(111,002)	(111,002)

Balance at December 31, 2021	1,000	*	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,958,322)	$(152,573)

Conversion of Series A Preference shares	(499)		(19,910)	9,130,995,911	91,310	(71,400)	—	—

Net loss for the year	—		—	—	—	—	(95,309)	(95,309)

Balance at December 31, 2022	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,053,631)	$(247,882)

* As retrospectively restated for the 1:1,000 forward split completed effective November 25, 2022.

The accompanying notes are an integral part of these audited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2022	2021
Cash Flows from Operating Activities:
Net Loss	$(95,309)	$(111,002)
Adjustments to reconcile net loss to net cash from operating activities
Compensation paid in preferred stock	—	39,900
Gain on partial settlement of liabilities	—	(4,270)

Changes in working capital items:
Prepaid Expenses	1,167	(1,167)
Accounts Payable	1,785	(1,100)
Accruals - Related Parties	60,000	42,000

Net Cash Flows Used in Operating Activities	(32,357)	(35,639)

Net Cash Flows Used in Investing Activities	—	—

Cash Flows from Financing Activities
Advances under Note Payable – Related Party	32,357	35,639

Net Cash Flows from Financing Activities	32,357	35,639

Net Cash Flows from Investing Activities	—	—

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash :	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these audited financial statements.

SAXON CAPITAL GROUP, INC.

(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

NOTE 1. NATURE OF OPERATIONS

Saxon Capital Group, Inc., formerly Atlas Technology Group, Inc., a Delaware corporation, (“the Company,” “We," "Us," or “Our’) is a SEC reporting shell company. Shares of our common stock can only be traded in the expert market as of the date of this report. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. Once relisted on the Pink Sheets, we will then seek to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create values for our shareholders. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets and no potential merger candidate has been identified at this time.

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

Effective November 10, 2021, the Board of directors recommended, and the holder of a majority of the voting power of our outstanding common stock voted, to approve the following items:

-	a reverse split of the common stock issued and outstanding on a one new share for one million (1,000,000) old shares basis as of November 10, 2021. Fractional shares will be rounded up to the next whole share. (This action requires an amendment to the Certificate of Incorporation and requires the approval of the Financial Industry Regulatory Authority (“FINRA”)), and

-	a forward split of the common stock issued and outstanding as of November 10, 2021. Subsequent to the 1/1,000,000 reverse split described above, each share of post reverse split adjusted issued and outstanding Common Stock shall be forward split on a one for one hundred (100) basis such that each post reverse split old share represents 100 new shares. Fractional shares will be rounded up to the next whole share.
F-7

These proposed actions are still pending FINRA approval.

Effective November 17, 2022 Board of Director approved the following actions to:

-	Cancel all 24,999,999 shares of authorized but unissued shares of Series B Preferred Stock.
-	Increase the number of shares authorized Series A Preferred Stock from 1 to 1,000.
-	Forward split each share of issued and outstanding Series A Preferred Stock as of record date November 25, 2022 in the ratio of 1:1,000, such that each old share represents 1,000 new shares.
-	Convert 499 post-split shares of Series A Preferred Stock into 9,130,995,911 shares of our common stock leaving 501 shares of post-split Series A stock issued and outstanding.

History

Saxon Capital Inc. was incorporated in the state of Nevada in August 1996 under the name Pan World Corporation. In November 1999, the Company changed its name to Tribeworks, Inc. and redomiciled to the state of Delaware. In August 2007, the Company changed its name to Atlas Technology Group, Inc. In August 2015, the Company redomiciled to the State of Florida. In December 2015, the Company changed its name to Moxie Motion Pictures, Inc. In November 2018, the Company changed its name back to Atlas Technology Group, Inc. On August 30, 2022, Atlas Technology Group, Inc. merged into Saxon Capital Group, Inc. and redomiciled from State of Florida to State of Delaware with the surviving corporation being Saxon Capital Group, Inc.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended December 31, 2022 we incurred a loss of $95,309 and had an accumulated deficit of $31,053,631 as of December 31, 2022. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end.

Forward Stock Split

On November 17, 2022, the Company’s Board of Directors approved a forward stock split at in ratio of one-for-one thousand in respect of the Company’s series A Preferred Stock. Such forward stock split was implemented effective November 25, 2022 increasing the number of issued Series A Preferred Stock form 1 to 1,000. The par value for the Series A Preferred Stock was not affected.

All numbers of Series A Preferred Stock in these financial statements have been retroactively restated for the effect to the Forward Split for all periods presented.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2022 and 2021, our cash balances were $0.

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

Our financial instruments consist of our accounts payable, accrued expenses - related parties and note payable – related party. The carrying amount of our accounts payable, accrued expenses- related parties and note payable – related party approximates their fair values because of the short-term maturities of these instruments.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 5 and 6 below for details of related party transactions in the period presented.

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

The Company was not party to any lease transaction during the years ended December 31, 2022 and 2021.

Income Taxes:

The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the years ended December 31, 2022 and 2021, we have not identified specific planned revenue streams.

During the years ended December 31, 2022 and 2021, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the years ended December 31, 2022 and 2021.

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

NOTE 4. ACCOUNTS PAYABLE

As of December 31, 2022 and 2021, the balance of accounts payable totaled $5,885 and $4,100 respectively.

These balances were owed to the Company’s stock transfer agent.

NOTE 5. ACCRUED EXPENSES - RELATED PARTIES

As of December 31, 2022 and 2021, the balance of accruals - related parties totaled $174,000 and $114,000 respectively.

These accruals relate to consulting fees due to our current controlling shareholder, director and chief financial officer ($95,000 and $35,000, respectively) and our former controlling shareholder ($79,000 and $79,000 respectively).

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of December 31, 2022 and 2021, the balance of notes payable – related party totaled $67,997 and $35,639 respectively.

Our new controlling shareholder, director and chief financial officer, advanced to us $67,997, by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 7. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for the years ending December 31, 2022 and 2021 as we incurred tax losses during both of these years.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2022 and 2021 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Year ended December 31, 2022	Year ended December 31, 2021

Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Tax credit (expense) at statutory rate (26%)	$24,780	$28,861
Increase in valuation allowance	(24,780)	(28,861)
Net deferred tax assets	$—	$—

As of December 31, 2022, the Company had a federal net operating loss carryforward of approximately $132,000. The federal net operating loss carryforward do not expire but may only be used against taxable income to 80%. In response to the novel coronavirus COVID-19, the Coronavirus Aid, Relief, and Economic Security Act temporarily repealed the 80% limitation for NOLs arising in 2018, 2019 and 2020. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended December 31, 2022 or 2021, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 10. SHAREHOLDERS’ DEFICIT

Preferred Stock

We were authorized to issue 25,000,000 shares of preferred stock with a par value of $0.00001, with such relative rights, preferences and designations as may be determined by our Board of Directors in its sole discretion upon the issuance of any shares of Preferred Stock.

1 share of Series A Preferred Stock and 24,999,999 shares of Series B Preferred Stock were designated effective July 27, 2015.

Effective November 17, 2022 Board of Director approved the following actions to:

-	Cancel all 24,999,999 shares of authorized but unissued shares of Series B Preferred Stock.
-	Increase the number of shares authorized Series A Preferred Stock from 1 to 1,000.

As on December 31, 2022, there are 24,999,000 shares of preferred stock available for designation.

Series A Preferred Stock

As on December 31, 2022, we are authorized to issue 1,000 share of Series A Preferred Stock with a par value of $0.00001.

Effective May 29, 2021, the 1 existing issued share of Series A Preferred Stock was returned to us by of former controlling shareholder and cancelled by us.

Further on May 29, 2021, we issued a new share of Series A Preferred Stock, valued by an independent, third party valuation company at $39,900, as compensation to our new controlling shareholder, director and Chief Financial Officer.

However, effective November 25, 2022, the single share of Series A Preferred Stock issued and outstanding was forward split in the ratio of 1:1,000, such that the single outstanding old share was replaced with 1,000 new shares.

The single share of Series A Preferred Stock originally carried super majority voting rights such that it could vote the equivalent of 61% of all votable preferred and common stock at all times.

Subsequently the super majority voting power of the single share of Series A Preferred Stock was increased from 61% to 68%.

Following the 1: 1,000 forward split effective November 25, 2022, each one of the 1,000 post forward split shares of Series A Preferred Stock is now convertible into 18,298,589 shares of common stock with total voting rights equal to 76% ownership of the common stock of the Company at the option of the Holder.

Effective November 25, 2022, 499 share of Series A Preferred Stock was converted into 9,130,995,911 shares of common stock and remaining 501 shares are issued and outstanding as on December 31, 2022.

As of December 31, 2022 and 2021, 501 and 1,000 shares of Series A Preferred Stock were issued and outstanding respectively.

Series B Preferred Stock

As of December 31, 2022, we are authorized to issue 0 shares of Series B Preferred Stock as it has been cancelled by the approval of board of directors in November 2022.

As on November 17, 2022 Board of Director cancelled all 24,999,999 shares of authorized but unissued shares of Series B Preferred Stock.

Common Stock

As of December 31, 2022, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the year ended December 31, 2021.

Effective November 10, 2021, the Company’s controlling shareholder and the Board approved a 1 for 1,000,000 reverse share split, followed by a 100 for 1 forward share split. This change in the number of common shares issued and outstanding is pending FINRA approval.

Effective November 25, 2022, 499 Series A Preferred Stock was converted in to 9,130,995,911 shares of common stock.

As of December 31, 2022 and 2021, 14,981,701,785 and 5,850,705,874 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2022 and 2021.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the years ended December 31, 2022 and 2021.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2022, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent event for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2022.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2022 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2022:

●	Lack of a functioning audit committee and lack of a majority of outside directors on our board of directors,
29

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2022:

Name	Age	Position	Since
Redgie Green	69	Chief Executive Officer, Director	July 29, 2021
David J. Cutler	66	Chief Financial Officer, Director	May 29, 2021

Redgie Green

Mr. Green has been our Chief Executive Officer and director since July 29, 2021. Mr. Green was Chief Executive Officer and director of Canning Street Corp. from September 2020 to 2021 and was a director and Chief Executive Officer of Alexandria Advantage Warranty Company (its predecessor company) from December 9, 2019 to September 30, 2020. Mr. Green was a director and officer of Fuquan Financial Co (fka Southwestern Water Exploration, Inc.) from February 2017 through March 7, 2018, a director of Golden Dragon Holding Corp. from 2006 to 2014, President and Chief Executive Officer (until 2014) and a Director of Legacy Technology Holdings, Inc. since October 2010, a Director of Momentum BioFuels, Inc. since May 2012.  Mr. Green was co-owner and operator of Green's B&R Enterprises, a wholesale donut baker from 1983 to 1990. He has been an active investor in small capital and high-tech adventures since 1987. Mr. Green was a director of IntreOrg Systems, Inc. from March 2008 until October 2017 and of International Paintball, Inc. from 2008 to 2012. He was CEO and director of Capital Franchising Inc. from 2012 to 2014 and then again, he was an officer and director from 2014 to 2015 (as “Jubilee 4Gold, Inc.”). He was the President and director of Strategic Pharma Information Sciences, Inc. from May 2017 to January 2018. He has been President and Director of Legacy Technology Holdings, Inc. since 2014. He has been a Director of Medical Innovation Holdings, Inc. since February 5, 2019. He was appointed Interim CEO of Medical Innovation Holdings, Inc. on May 7, 2019. He is a Director of 30DC, Inc., 30DC Merger Co. and 30 Opsco, Inc. since June 2021, Crowdgather, Inc., CRWG Merger Co., and Crowdgather, Inc. (of Delaware) since 2021 since June 2021, and CEO and Director of Vapor Hub International, Inc. since 2022. Mr. Green has also been a director of Vector 21 Holdings, Inc. since March 2021. He was Director of Momentum Biofuels, Inc. from 2012 - 2021 (predecessor of Vector 21 Holdings, Inc.) and its subsidiaries MBF Ops, Inc. and MMBF Merger Co. in 2021. Mr. Green also served as Director of JV Group, Inc. from April 2021 until November 2021. Mr. Green has been a Director of Apogee 21 Holdings, Inc. and Perigee Holdings, Inc. since November 2021. He is also CEO and Director of Vapor Hub International, Inc. (Nevada), Vapor Hub International, Inc. (of Delaware), VH Merger Co. and Asberry 22 Holdings, Inc. since 2022. He has been a director of Crowdgather, Inc. (of Nevada) since June 2021. He is also CEO and Director of Annabidiol, Inc. since 2019 and Jagged Edge Mountain Gear, Inc. since 2021. Mr. Green was a Director of TPT Strategic, Inc. from 2018-2020. He has also been a Director of Qlinks America, Inc. since 2021.

David J. Cutler

Mr. Cutler has been our Chief Financial Officer and director since May 29, 2021. Mr. Cutler is currently the Principal of Cutler & Co. LLC, a PCAOB registered auditing firm. Between 2011 and 2017, Mr. Cutler was initially chief financial officer and subsequently chief executive officer and a director of US Precious Metals, Inc., an OTC quoted gold exploration company with mining interests in Mexico. Between 2012 and 2017, Mr. Cutler was also chief financial officer and director of Discovery Gold Corporation, an OTC quoted gold exploration company with exploration rights in Ghana. Mr. Cutler is was the chief executive officer and director of the following publicly quoted shell companies: Solanbridge Group, Inc. (2021 – to date), Canning Street Corporation (successor company to Alexandria Advantage Warranty) (2020-2021), Company Southwestern Water Exploration Co. (2011 – 2017),

Naerodynamics, Inc. (2015-2016), Torrent Energy Corp. (2011-2015) and Quantech Electronics Corp. (2012-2015). Effective February 23, 2017, Mr. Cutler was barred by the PCAOB from being an associated person of a registered public accounting firm. This bar was lifted by the PCAOB effective January 15, 2020. Mr. Cutler holds a Master’s degree from Cambridge University in the United Kingdom and qualified as a British Chartered Accountant and Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States, David has qualified as a Certified Public Naerodynamics, Inc. (2015-2016), Torrent Energy Corp. (2011-2015) and Quantech Electronics Corp. (2012-2015). Effective February 23, 2017, Mr. Cutler was barred by the PCAOB from being an associated person of a registered public accounting firm. This bar was lifted by the PCAOB effective January 15, 2020. Mr. Cutler holds a Master’s degree from Cambridge University in the United Kingdom and qualified as a British Chartered Accountant and Chartered Tax Advisor with Arthur Andersen & Co. in London. He was subsequently admitted as a Fellow of the UK Institute of Chartered Accountants. Since arriving in the United States, David has qualified as a Certified Public Accountant, a Certified Valuation Analyst of the National Association of Certified Valuation Analysts and obtained an executive MBA from Colorado State University.

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

Executive compensation during the years ended December 31, 2022 and 2021, was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY		BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENS- ATION ($)	ALL OTHER COMP	TOTAL
Cortney Morris, (1) Director, Chief Executive Officer, Chief Financial Officer,	2022	$	n/a	n/a	n/a	n/a	n/a	n/a	n/a
	2021		$0	$0	$0	$0	$0	$0	$0
David J. Cutler (2) Director, Chief Financial Officer	2022		$60,000	0	0	0	0	0	$60,000
	2021		$35,000	0	0	0	0	0	$35,000
Redgie Green (3) Director, Chief Executive Officer	2022		$0	0	0	0	0	0	0
	2021		$0	0	0	0	0	0	0

  __________

(1)	Ms. Morris resigned as Chief Financial Officer effective May 29, 2021 and as a director and officer of the Company effective July 29, 2021.

(2)	Mr. Cutler was not appointed as a director and officer of the Company until May 29, 2021.

(3)	Mr. Green was not appointed as a director and officer of the Company until July 29, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 31, 2022 the number and percentage of the outstanding shares of common stock 14,981,701,785, which according to the information available to us, were beneficially owned by:

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

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Redgie Green (1)	0	0.00%
Common	David J. Cutler (1)	9,130,995,911	60.95%
	All directors and officers as a group	9,130,995,911	60.95%

Preferred	Redgie Green (1)	0	0.00%
Preferred	David J. Cutler (1) (6)	501	100%
	All directors and officers as a group	501	100%

___________

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Directors and Officers Remuneration

During the year ended December 31, 2022, we accrued $60,000 in compensation and converted 499 Series A Preferred Stock issued to director and Chief Financial Officer (Mr. Cutler) into 9,130,995,911 common stock.

During the year ended December 31, 2021, we accrued $35,000 in compensation and issued one share of Series A Preferred Stock as compensation with a fair value of $39,900 to our newly appointed director and Chief Financial Officer (Mr. Cutler).

Consulting Fees – Related Party

During the years ended December 31, 2022 and 2021, we accrued consulting fees of $0 and $15,000, respectively, payable to our then controlling shareholder.

Related Party Loan

During the year ended December 31, 2022 and 2021, we received $32,357 and $35,639 respectively by way of loan to fund our working capital requirements from a director and officer (Mr. Cutler) who is also our current controlling shareholder. The loan was unsecured, interest free and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its independent registered Public Accounting firm for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit fees	$4,000	$7,500
Audit related fees	—	—
All other fees	—	—
Tax fees	—	—
Total	$4,000	$7,500

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

All Other Fees. Any other fees not included in Audit Fees, Audit-Related Fees, or Tax Fees.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

Exhibit No.	Title of Document
3(i).1	Articles of Incorporation - Florida– Atlas Technology Group, Inc. – August 3, 2015 (2)
3(i).2	Articles of Amendment of Articles of Incorporation – Atlas Technology Group, Inc. – December 3, 2015 (1)
3(i).3	Articles of Amendment of Articles of Incorporation – Atlas Technology Group, Inc. – November 28, 2018 (1)
3(ii).4	Bylaws of Atlas Technology Group, Inc. (2)
3(i).5	Certificate of Incorporation – Saxon Capital Group, Inc. (3)
3(i).6	Articles of Merger – Florida (3)
3(i).7	Certificate of Merger – Delaware (3)
4.1	Certificate of Designation of Series A Super Majority Voting Convertible Preferred Stock – Atlas Technology Group, Inc. – May 29, 2021 (2)
10.1	Agreement and Plan of Merger (3)
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934*
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained within Exhibit 101) *

 _________________________________

* Filed Herewith

(1) Incorporated by reference from the exhibits included in the Company’s Form 10-12g filed with the SEC dated July 26, 2021.

(2) Incorporated by reference from the exhibits included in the Company’s Form 10-12g/A filed with the SEC dated August 30, 2021.

(3) Incorporated by reference from the exhibits included in the Company’s Form 8-K filed with the SEC dated September 1, 2022.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SAXON CAPITAL GROUP, INC.

/s/ Redgie Green	February 17, 2023
Redgie Green
Chief Executive Officer (Principal Executive Officer)

/s/ David J. Cutler	February 17, 2023
David J. Cutler, Chief Financial Officer (Principal Accounting Officer)

