Form 10-Q
period 2023-03-31
Saxon Capital Group, Inc./DE
filed 2023-05-15
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

________________________________________________________________

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

Yes ☒    No ☐

As of May 15, 2023, there were 14,981,701,785 shares of common stock, $0.00001 par value per share, outstanding.

PART I

Item 1. Financial Statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2023 (unaudited)	2022 (audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Expenses	$4,210	$5,885
Accruals - Related Parties	189,000	174,000
Note Payable - Related Party	81,951	67,997
Total Current Liabilities	275,161	247,882

Total Liabilities	275,161	247,882

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred Stock, $0.00001 par value, 24,999,000 shares authorized, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022.	—	—
Series A Preferred Stock, $0.00001 par value,1,000 shares authorized, 501 shares issued and outstanding as of March 31, 2023 and December 31, 2022	19,990	19,990
Common Stock, $0.00001 par value, 15,000,000,000 shares authorized, 14,981,701,785 shares issued and outstanding as of March 31, 2023 and December 31, 2022	149,817	149,817
Additional Paid in Capital	30,635,942	30,635,942
Accumulated Deficit	(31,080,910)	(31,053,631)

Total Shareholders' Deficit	(275,161)	(247,882)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	2023	2022

REVENUE	$—	$—

OPERATING EXPENSES:

General and Administrative Expenses	27,279	17,447
Total Operating Expenses	27,279	17,447

OPERATING LOSS	(27,279)	(17,447)

OTHER INCOME (EXPENSE)	—	—

LOSS BEFORE TAXES	(27,279)	(17,447)

TAXES	—	—

NET LOSS	$(27,279)	$(17,447)

Net Loss per Common Shares Outstanding – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	14,981,701,785	5,850,707,874

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
(UNAUDITED)

	Series A Preferred Shares			Common Shares		Additional Paid-In	Accumulated
	Shares		Amount	Shares	Amount	Capital	Deficit	Total
THREE MONTHS

Balance at December 31, 2022	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,053,631)	$(247,882)

Net loss for the quarter	—		—	—	—	—	(27,279)	(27,279)

Balance at March 31, 2023	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,080,910)	$(275,161)

Balance at December 31, 2021	1,000	*	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,958,321)	$(152,572)

Net loss for the quarter	—		—	—	—	—	(17,447)	(17,447)

Balance at March 31, 2022	1,000	*	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,975,768)	$(170,019)

* As retrospectively restated for the 1:1,000 forward split completed effective November 25, 2022.
The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(27,279)	$(17,447)
Adjustments to reconcile net loss to net cash from operating activities

Changes in working capital items:
Prepaid Expenses	—	1,167
Accounts Payable and Accrued Expenses	(1,675)	100
Accruals - Related Parties	15,000	15,000

Net Cash Flows Used in Operating Activities	(13,954)	(1,180)

Net Cash Flows Used in Investing Activities	—	—

Cash Flows from Financing Activities
Note Payable - Related Party	13,954	1,180

Net Cash Flows From Financing Activities	13,954	1,180

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash:	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.

(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2023

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
5

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the three-months period ended March 31, 2023 we incurred a loss of $27,279 and had an accumulated deficit of $31,080,910 as of March 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

All numbers of Series A Preferred Stock in these financial statements have been retroactively restated for the effect to the Forward Split for all periods presented

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of March 31, 2023 and for the related periods presented, have been included. The results for the three months period ended March 31, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended December 31, 2022 included in our Form 10-K filed on February 17, 2023.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2023 and December 31, 2022, our cash balances were $0.

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

Our financial instruments consist of our accounts payable and accrued expenses, accruals - related parties and note payable – related party. The carrying amount of our accounts payable and accrued expenses, accruals - related parties and note payable – related party approximates their fair values because of the short-term maturities of these instruments.

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

The Company was not party to any lease transaction during the three-months period ended March 31, 2023 and 2022.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the three-months period ended March 31, 2023 and 2022, we have not identified specific planned revenue streams.

During the three-months period ended March 31, 2023 and 2022, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three-months period ended March 31, 2023 and 2022.

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

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

As of March 31, 2023 and December 31, 2022, the balance of accounts payable totaled $4,210 and $5,885, respectively. The balance owed as of March 31, 2023 was to the Company’s share transfer agent and in respect of Edgar filing fees. The balance owed as of December 31, 2022 was to the Company’s share transfer agent.

NOTE 5. ACCRUALS - RELATED PARTIES

As of March 31, 2023 and December 31, 2022, the balance of accruals - related parties totaled $189,000 and $174,000, respectively.

These accruals relate to consulting fees due our current controlling shareholder, director and chief financial officer ($110,000 and $95,000, respectively) and our former controlling shareholder ($79,000 and $79,000, respectively).

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of March 31, 2023 and December 31, 2022, the balance of notes payable – related party totaled $81,951 and $67,997, respectively.

During the three-months period ended March 31, 2023, our new controlling shareholder, director and chief financial officer, advanced to us $13,954 (2022 - $1,180), by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three-months period ended March 31, 2023 or 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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
10

-	Increase the number of shares authorized Series A Preferred Stock from 1 to 1,000.

As on March 31, 2023, there are 24,999,000 shares of preferred stock available for designation.

Series A Preferred Stock

As of March 31, 2023, we were authorized to issue 1,000 share of Series A Preferred Stock with a par value of $0.00001.

501 share of Series A Preferred Stock was issued and outstanding as of March 31, 2023 and December 31, 2022.

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

Effective November 25, 2022, 499 shares of Series A Preferred Stock was converted into 9,130,995,911 shares of common stock and remaining 501 shares are issued and outstanding as on March 31, 2023.

As of March, 2023 and December 31, 2022, 501 shares of Series A Preferred Stock were issued and outstanding respectively.

Common Stock

As of March 31, 2023, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.00001.

No shares of common stock were issued during the three-months period ended March 31, 2023.

Effective November 10, 2021, the Company’s controlling shareholder and the Board approved a 1 for 1,000,000 reverse share split, followed by a 100 for 1 forward share split. This change in the number of common shares issued and outstanding is pending FINRA approval.

Effective November 25, 2022, 499 Series A Preferred Stock was converted into 9,130,995,911 shares of common stock.

 As of March 31, 2023 and December 31, 2022, 14,981,701,785 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the three-months period ended March 31, 2023.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three-months period ended March 31, 2023 and 2022.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal years ended December 31, 2022, filed with the Securities and Exchange Commission (“Commission”) on February 17, 2023. More broadly, these factors include, but are not limited to:

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

As of March 31, 2023, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

RESULTS OF OPERATIONS

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

THREE MONTHS ENDED MARCH 31, 2023 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2022

Revenue

We recognized no revenue during the three months period ended March 31, 2023 or 2022 as we had no revenue generating activities during this period.

General and Administrative Expenses

During the three-months period ended March 31, 2023, we incurred general and administrative expenses of $27,279, comprising director’s fees of $20,000, $5,000 paid and $15,000 accrued, accounting fees of $5,000, Edgar filing fees of $1,035, state filing fees of $819, share transfer agent fees of $225 and FINRA fees of $200.

By comparison, during the three-months period ended March 31, 2022, we incurred general and administrative expenses of $17,447, $15,000 in accrued director fees, $1,167 in OTC market fees, $818 in Broadridge fees, $362 in Edgar filing fees and $100 in share transfer agent fees.

Operating loss

During the three-months periods ended March 31, 2023 and 2022 we incurred operating losses of $27,279 and $17,447, respectively, due to the factors described above.

Other income expense

During the three-months period ended March 31, 2023 and 2022, we recognized no other income (expense).

Loss before Income Tax

During the three-months periods ended March 31, 2023 and 2022, we recognized losses before income taxes of $27,279 and $17,447, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three months periods ended March 31, 2023 and 2022 as we incurred taxable losses in both periods.

Net Loss

During the three-months periods ended March 31, 2023 and 2022, we recognized net losses of $27,279 and $17,447, respectively, due to the factors discussed above.

CASH FLOW

As of March 31, 2023, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $275,161 and a shareholders’ deficit of $275,161.

By comparison, as of December 31, 2022, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $247,882 and a shareholders’ deficit of $247,882.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Net Cash Used in Operating Activities	$(13,954)	$(1,180)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	13,954	1,180
Net Change in Cash	$—	$—

Operating Activities

During the three-months period ended March 31, 2023, we recognized a net loss $27,279 which was increased for cash flow purposes by a $1,675 decrease in accounts payable and accruals, partially offset by a $15,000 increase in accruals– related parties resulting in net cash of $13,954 being used in operating activities.

By comparison, during the three-months period ended March 31, 2022, we recognized a net loss $17,447 which was reduced for cash flow purposes by a $1,167 decrease in prepaid expenses, $100 increase in accounts payable and accrued expenses and a $15,000 increase in accruals– related parties resulting in net cash of $1,180 being used in operating activities.

Investing Activities

We did not engage in any investing activities during the three-months period ended March 31, 2023 and 2022.

Financing Activities

During the three-months period ended March 31, 2023, we received $13,954 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $13,954 being generated from financing operations.

By comparison, during the three-months period ended March 31, 2022, we received $1,180 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $1,180 being generated from financing operations

We are dependent upon the receipt of capital investment or other financing to fund our ongoing operations and to execute our business plan to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. In addition, we are dependent upon our controlling shareholder to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, we may not be able to implement our plan of operations

CRITICAL ACCOUNTING POLICIES

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2023 and December 31, 2022, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this registration statement on Form 10. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2023.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2023 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2023:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-months period ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
20

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2023	SAXON CAPITAL GROUP, INC.

/s/ Redgie Green
Redgie Green
Director and CEO
(Chief Executive Officer and Principal Executive Officer)

/s/ David Cutler
David Cutler
Director and CFO
(Chief Financial Officer and Principal Accounting Officer)

