Form 10-Q
period 2023-06-30
Saxon Capital Group, Inc./DE
filed 2023-08-04
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [_]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes[X]    No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, ” "non-accelerated filer ,"  “ smaller reporting company, ” and “ emerging growth company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]    No [_]

As of August 4, 2023, there were 14,981,701,785 shares of common stock, $0.00001 par value per share, outstanding.

PART I

Item 1. Financial Statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED BALANCE SHEETS

	JUNE 30, 2023 (Unaudited)	DECEMBER 31, 2022
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$3,985	$5,885
Accruals - Related Parties	204,000	174,000
Note Payable - Related Party	86,614	67,997
Total Current Liabilities	294,599	247,882

Total Liabilities	294,599	247,882

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred Stock, $0.00001 par value, 24,999,000 shares authorized as of June 30, 2023 and December 31, 2022.	—	—
Series A Preferred Stock, $0.00001 par value,1,000 shares authorized, 501 shares issued and outstanding as of June 30, 2023 and December 31, 2022	19,990	19,990
Common Stock, $0.00001 par value, 15,000,000,000 shares authorized, 14,981,701,785 shares issued and outstanding as of June 30, 2023 and December 31, 2022	149,817	149,817
Additional Paid In Capital	30,635,942	30,635,942
Accumulated Deficit	(31,100,348)	(31,053,631)

Total Shareholders' Deficit	(294,599)	(247,882)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2023	2022	2023	2022

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:

General and administrative expenses	19,438	26,027	46,717	43,474
Total Operating Expenses	19,438	26,027	46,717	43,474

OPERATING LOSS	(19,438)	(26,027)	(46,717)	(43,474)

OTHER INCOME (EXPENSE)	—	—	—	—

LOSS BEFORE TAXES	(19,438)	(26,027)	(46,717)	(43,474)

TAXES	—	—	—	—

NET LOSS	$(19,438)	$(26,027)	$(46,717)	$(43,474)

Net Loss per Common Shares Outstanding – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	14,981,701,785	5,850,705,874	14,981,701,785	5,850,705,874

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.) CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022
(Unaudited)

	Series A Preferred Shares			Common Shares		Additional Paid-In	(Accumulated
	Shares		Amount	Shares	Amount	Capital	Deficit)	Total
THREE MONTHS

Balance at March 31, 2023	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,080,910)	$(275,161)

Net loss for the period	—		—	—	—	—	(19,438)	(19,438)

Balance at June 30, 2023	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,100,348)	$(294,599)

Balance at March 31, 2022	1,000		$39,900	5,850,705,874	$58,507	$30,707,342	$(30,975,768)	$(170,019)

Net loss for the period	—		—	—	—	—	(26,027)	(26,027)

Balance at June 30, 2022	1,000		$39,900	5,850,705,874	$58,507	$30,707,342	$(31,001,795)	$(196,046)

SIX MONTHS

Balance at December 31, 2022	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,053,631)	$(247,882)

Net loss for the period	—		—	—	—	—	(46,717)	(46,717)

Balance at June 30, 2023	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,100,348)	$(294,599)

Balance at December 31, 2021	1,000	*	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,958,321)	$(152,572)

Net loss for the period	—		—	—	—	—	(43,474)	(43,474)

Balance at June, 2022	1,000	*	$39,900	5,850,705,874	$58,507	$30,707,342	$(31,001,795)	$(196,046)

* As retrospectively restated for the 1:1,000 forward split completed effective November 25, 2022. The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE SIX MONTHS ENDED
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(46,717)	$(43,474)
Adjustments to reconcile net loss to net cash from operating activities:	—	—

Changes in working capital items:
Prepaid Expenses	—	1,167
Accounts Payable	(1,900)	325
Accruals - Related Parties	30,000	30,000

Net Cash Flows Used in Operating Activities	(18,617)	(11,982)

Net Cash Flows Used in Investing Activities	—	—

Cash Flows from Financing Activities
Note Payable - Related Party	18,617	11,982

Net Cash Flows From Financing Activities	18,617	11,982

Net Cash Flows From Investing Activities	—	—

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash :	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.

(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

NOTE 1. NATURE OF OPERATIONS

Nature of Business

Saxon Capital Group Inc., formerly Atlas Technology Group Inc., is a SEC reporting shell company. There is no established public trading market for our shares which are quoted on the OTC Markets platform and are eligible for Unsolicited Quotes Only. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. Once relisted on the Pink Sheets, we will then seek to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets and no potential merger candidate has been identified at this time.

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

Effective November 10, 2021, the Board of directors recommended, and the holder of a majority of the voting power of our outstanding common stock voted, to approve the following items:

-	a reverse split of the common stock issued and outstanding on a one new share for one million (1,000,000) old shares basis as of November 10, 2021. Fractional shares will be rounded up to the next whole share. (This action requires an amendment to the Certificate of Incorporation and requires the approval of the Financial Industry Regulatory Authority (“FINRA”)), and

-	a forward split of the common stock issued and outstanding as of November 10, 2021. Subsequent to the 1/1,000,000 reverse split described above, each share of post reverse split adjusted issued and outstanding Common Stock shall be forward split on a one for one hundred (100) basis such that each post reverse split old share represents 100 new shares. Fractional shares will be rounded up to the next whole share.

Effective November 17, 2022 Board of Director approved the following actions to:

-	Cancel all 24,999,999 shares of authorized unissued shares of Series B Preferred Stock.
-	Increase the number of shares authorized Series A Preferred Stock from 1 to 1,000.
-	Forward split each share of issued and outstanding Series A Preferred Stock as of record date November 25, 2022 in the ratio of 1:1,000, such that each old share represents 1,000 new shares.

-	Convert 499 post-split shares of Series A Preferred Stock into 9,130,995,911 shares of our common stock leaving 501 shares of post-split Series A stock issued and outstanding.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the six months period ended June 30, 2023 we incurred a loss of $46,717 and had an accumulated deficit of $31,100,348 as of June 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end.

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

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of and for the six months ended June 30, 2023 and for the related periods presented, have been included. The results for the six months period ended June 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended December 31, 2022 included in our Form 10-K filed on February 17, 2023.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of June 30, 2023 and December 31, 2022, our cash balances were $0.

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

Our financial instruments consist of our accounts payable, accruals - related parties and note payable – related party. The carrying amount of our accounts payable, accruals - related parties and note payable – related party approximates their fair values because of the short-term maturities of these instruments.

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

The Company was not party to any lease transaction for the three and six months ended June 30, 2023 and 2022.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the six months period ended June 30, 2023 and 2022, we have not identified specific planned revenue streams.

During the six-month periods ended June 30, 2023 and 2022, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the six-month periods ended June 30, 2023 and 2022.

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

NOTE 4. ACCOUNTS PAYABLE

As of June 30, 2023 and December 31, 2022, the balance of accounts payable totaled $3,985 and $5,885, respectively. The balance owed as of June 30, 2023 and December 31, 2022 was to the Company’s share transfer agent.

NOTE 5. ACCRUALS - RELATED PARTIES

As of June 30, 2023 and December 31, 2022, the balance of accruals- related parties totaled $204,000 and $174,000 respectively.

These accruals relate to consulting fees due our current controlling shareholder, director and chief financial officer ($125,000 and $95,000, respectively) and our former controlling shareholder ($79,000 and $79,000, respectively).

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of June 30, 2023 and December 31, 2022, the balance of note payable – related party totaled $86,614 and $67,997, respectively.

During the six months period ended June 30, 2023, our new controlling shareholder, director and chief financial officer, advanced to us $18,617 (2022 - $11,982), by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the six-month periods ended June 30, 2023 or 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

As on June 30, 2023, there are 24,999,000 shares of preferred stock available for designation.

Series A Preferred Stock

As of June 30, 2023, we were authorized to issue 1,000 share of Series A Preferred Stock with a par value of $0.00001.

501 share of Series A Preferred Stock was issued and outstanding as of June 30, 2023 and December 31, 2022.

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

Effective November 25, 2022, 499 shares of Series A Preferred Stock was converted into 9,130,995,911 shares of common stock and remaining 501 shares are issued and outstanding as on June 30, 2023.

As of June 30, 2023 and December 31, 2022, 501 shares of Series A Preferred Stock were issued and outstanding respectively.

Common Stock

As of June 30, 2023, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.00001.

No shares of common stock were issued during the six months ended June 30, 2023 or 2022.

Effective November 10, 2021, the Company’s controlling shareholder and the Board approved a 1 for 1,000,000 reverse share split, followed by a 100 for 1 forward share split. This change in the number of common shares issued and outstanding is pending FINRA approval.

Effective November 25, 2022, 499 Series A Preferred Stock was converted into 9,130,995,911 shares of common stock.

As of June 30, 2023 and December 31, 2022, 14,981,701,785 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the six month periods ended June 30, 2023 and 2022.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the six month periods ended June 30, 2023 and 2022.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after June 30, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

OVERVIEW

Saxon Capital Group, Inc., formerly Atlas Technology Group, Inc., a Delaware corporation, (“the Company”, “We", "Us" or “Our’) is a SEC reporting shell company. There is no established public trading market for our shares which are quoted on the OTC Markets platform and are eligible for Unsolicited Quotes Only. We believe this is due to there being no broker dealers willing to quote our stock. We intend to seek approval for our shares of common stock to be traded on the Pink Sheets again. Once relisted on the Pink Sheets, we will then seek to merge with an entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no guarantee that we will be successful in becoming relisted on the Pink Sheets and no potential merger candidate has been identified at this time.

Saxon Capital Group Inc. (“the Company,” “We," "Us," or “Our’) was incorporated under the laws of State of Delaware as on July 12, 2022.

Atlas Technology Group, Inc., a Florida corporation, merged into Saxon Capital Group, Inc effective from August 30, 2022. Now the surviving entity is Saxon Capital Group, Inc.

PLAN OF OPERATION

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

As of June 30, 2023, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

RESULTS OF OPERATIONS

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

THREE MONTHS ENDED JUNE 30, 2023 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2022

Revenue

We recognized no revenue during the three month periods ended June 30, 2023 or 2022 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three-month period ended June 30, 2023, we incurred general and administrative expenses of $19,438, comprising consulting fees of $15,000, legal fees of $2,788, accounting fees of $1,500 and share transfer agent fees of $150.

By comparison, during the three-month period ended June 30, 2022, we incurred general and administrative expenses of $26,027, comprising $15,000 of consulting fees, accounting fees of $8,500, $1,802 in Edgar filing fees, $225 in share transfer agent fees and other professional fees of $500.

Operating loss

During the three-month periods ended June 30, 2023 and 2022, we incurred operating losses of $19,438 and $26,027, respectively, due to the factors described above.

Other income expense

During the three-month periods ended June 30, 2023 and 2022, we recognized no other income (expense).

Loss before Income Tax

During the three-month periods ended June 30, 2023 and 2022, we recognized losses before income taxes of $19,438 and $26,027, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three month periods ended June, 2023 and 2022 as we incurred taxable losses in both periods.

Net Loss

During the three-month periods ended June 30, 2023 and 2022, we recognized net losses of $19,438 and $26,027, respectively, due to the factors discussed above.

SIX MONTHS ENDED JUNE 30, 2023 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2022

Revenue

We recognized no revenue during the six month periods ended June 30, 2023 or 2022 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the six-month period ended June 30, 2023, we incurred general and administrative expenses of $46,717, comprising consulting fees of $30,000, accounting fees of $6,500, director’s fees of $5,000, legal fees of $3,607, Edgar filling fees of $1,035, share transfer agent fees of $375 and FINRA fees of $200.

By comparison, during the six-month period ended June 30, 2022, we incurred general and administrative expenses of $43,474, comprising $30,000 of consulting fees, $8,500 of accounting fees, $2,164 of Edgar filing fees, $1,167 of OTC market fees, $325 in share transfer agent fees, $818 of Broadridge fees and $500 of former director fees.

Operating loss

During the six-month periods ended June 30, 2023 and 2022, we incurred operating losses of $46,717 and $43,474, respectively, due to the factors described above.

Other income expense

During the six-month periods ended June 30, 2023 and 2022, we recognized no other income (expense).

Loss before Income Tax

During the six-month periods ended June 30, 2023 and 2022, we recognized losses before income taxes of $46,717 and $43,474, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was required during the six month periods ended June, 2023 and 2022 as we incurred taxable losses in both periods.

Net Loss

During the six-month periods ended June 30, 2023 and 2022, we recognized net losses of $46,717 and $43,474, respectively, due to the factors discussed above.

CASH FLOW

As of June 30, 2023, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $294,599 and a shareholders’ deficit of $294,599.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the six-month periods ended June 30, 2023 and 2022:

	For the six months ended June 30, 2023	For the six months ended June 30, 2022
Net Cash Used in Operating Activities	$(18,617)	$(11,982)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	18,617	11,982
Net Change in Cash	$—	$—

Operating Activities

During the six-month period ended June 30, 2023, we recognized a net loss $46,717 which was increased for cash flow purposes by a $1,900 decrease in accounts payable, partially offset by a $30,000 increase in accruals– related parties resulting in net cash of $18,617 being used in operating activities.

By comparison, during the six-month period ended June 30, 2022, we recognized a net loss $43,474 which was reduced for cash flow purposes by a $1,167 decrease in prepaid expenses, a $325 increase in accounts payable and a $30,000 increase in accruals– related parties resulting in net cash of $11,982 being used in operating activities.

Investing Activities

We did not engage in any investing activities during the six-month periods ended June 30, 2023 and 2022.

Financing Activities

During the six-month period ended June 30, 2023, we received $18,617 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $18,617 being generated from financing operations.

By comparison, during the six-month period ended June 30, 2022, we received $11,982 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $11,982 being generated from financing operations.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of June 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2023.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of June 30, 2023 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of June 30, 2023:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the six-month period ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 4, 2023	SAXON CAPITAL GROUP, INC.

/s/ Redgie Green
Redgie Green
Director and CEO
(Chief Executive Officer and Principal Executive Officer)

/s/ David Cutler
David Cutler
Director and CFO
(Chief Financial Officer and Principal Accounting Officer)

