Form 10-Q
period 2023-09-30
Saxon Capital Group, Inc./DE
filed 2023-11-20
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

 _____________________________________________

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

As of November 19, 2023, there were 14,981,701,785 shares of common stock, $0.00001 par value per share, outstanding.

PART I

Item 1. Financial Statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED BALANCE SHEETS

	SEPTEMBER 30, 2023 (Unaudited)	DECEMBER 31, 2022
ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accruals	$2,934	$5,885
Accruals - Related Parties	219,000	174,000
Note Payable - Related Party	92,607	67,997

Total Current Liabilities	314,541	247,882

Total Liabilities	314,541	247,882

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred Stock, $0.00001 par value, 24,999,000 shares authorized as of September 30, 2023 and December 31, 2022.	—	—
Series A Preferred Stock, $0.00001 par value,1,000 shares authorized, 501 shares issued and outstanding as of September 30, 2023 and December 31, 2022	19,990	19,990
Common Stock, $0.00001 par value, 15,000,000,000 shares authorized, 14,981,701,785 shares issued and outstanding as of September 30, 2023 and December 31, 2022	149,817	149,817
Additional Paid In Capital	30,635,942	30,635,942
Accumulated Deficit	(31,120,290)	(31,053,631)

Total Shareholders’ Deficit	(314,541)	(247,882)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022

REVENUE	$—	$—	$—	$—

OPERATING EXPENSES:

General and administrative expenses	19,942	26,404	66,659	69,878
Total Operating Expenses	19,942	26,404	66,659	69,878

OPERATING LOSS	(19,942)	(26,404)	(66,659)	(69,878)

OTHER INCOME (EXPENSE)	—	—	—	—

LOSS BEFORE TAXES	(19,942)	(26,404)	(66,659)	(69,878)

TAXES	—	—	—	—

NET LOSS	$(19,942)	$(26,404)	$(66,659)	$(69,878)

Net Loss per Common Shares Outstanding – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	14,981,701,785	5,850,705,874	14,981,701,785	5,850,705,874

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.) CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022
(Unaudited)

	Series A Preferred Shares			Common Shares		Additional Paid-In	(Accumulated
	Shares		Amount	Shares	Amount	Capital	Deficit)	Total
THREE MONTHS

Balance at June 30, 2023	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,100,348)	$(294,599)

Net loss for the period	—		—	—	—	—	(19,942)	(19,942)

Balance at September 30, 2023	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,120,290)	$(314,541)

Balance at June 30, 2022	1,000	*	$39,900	5,850,705,874	$58,507	$30,707,342	$(31,001,795)	$(196,046

Net loss for the period	—		—	—	—	—	(26,404)	(26,404)

Balance at September 30, 2022	1,000	*	$39,900	5,850,705,874	$58,507	$30,707,342	$(31,028,199)	$(222,450)

NINE MONTHS

Balance at December 31, 2022	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,053,631)	$(247,882)

Net loss for the period	—		—	—	—	—	(66,659)	(66,659)

Balance at September 30, 2023	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,120,290)	$(314,541)

Balance at December 31, 2021	1,000	*	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,958,321)	$(152,572)

Net loss for the period	—		—	—	—	—	(69,878)	(69,878)

Balance at September, 2022	1,000	*	$39,900	5,850,705,874	$58,507	$30,707,342	$(31,028,199)	$(222,450)

* As retrospectively restated for the 1:1,000 forward split completed effective November 25, 2022. The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(66,659)	$(69,878)
Adjustments to reconcile net loss to net cash from operating activities:	—	—

Changes in working capital items:
Prepaid Expenses	—	1,167
Accounts Payable and Accruals	(2,951)	1,040
Accruals - Related Parties	45,000	27,000

Net Cash Flows Used in Operating Activities	(24,610)	(22,670)

Net Cash Flows Used in Investing Activities		—

Cash Flows from Financing Activities
Note Payable - Related Party	24,610	22,670

Net Cash Flows From Financing Activities	24,610	22,670

Net Cash Flows From Investing Activities	—	—

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash:	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.

(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

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

History

Saxon Capital Inc. was incorporated in the state of Nevada in August 1996 under the name Pan World Corporation. In November 1999, the Company changed its name to Tribeworks, Inc. and redomiciled to the state of Delaware. In August 2007, the Company changed its name to Atlas Technology Group, Inc. In August 2015, the Company redomiciled to the State of Florida. In December 2015, the Company changed its name to Moxie Motion Pictures, Inc. In November 2018, the Company changed its name back to Atlas Technology Group, Inc. On August 30, 2022, Atlas Technology Group, Inc. merged into Saxon Capital Group, Inc. and redomiciled from State of Florida to State of Delaware. Now the surviving corporation is Saxon Capital Group, Inc. On September 19, 2023, shareholder notice of corporate pursuant to Section 204 of the Delaware General Corporation Laws, on July 31, 2023, the company, as approved by the Board of Directors and the written consent of a majority of the shareholders, ratified a redomicile which was effective July 27, 2015.

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the nine months period ended September 30, 2023 we incurred a loss of $66,659 and had an accumulated deficit of $31,120,290 as of September 30, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of and for the nine months ended September 30, 2023 and for the related periods presented, have been included. The results for the nine months period ended September 30, 2023 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended December 31, 2022 included in our Form 10-K filed on February 17, 2023.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of September 30, 2023 and December 31, 2022, our cash balances were $0.

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

Our financial instruments consist of our accounts payable and accruals, accruals - related parties and note payable – related party. The carrying amount of our accounts payable and accruals, accruals - related parties and note payable – related party approximates their fair values because of the short-term maturities of these instruments.

Related Party Transactions:

A related party is generally defined as (i) any person that holds 10% or more of our membership interests including such person's immediate families, (ii) our management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with us, or (iv) any person who is or was (since the beginning of the last fiscal year, even if such person does not presently serve in that role) an executive officer, director or nominee for director of the Company, or (v) anyone who can significantly influence our financial and operating decisions. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. See Notes 5 and 6 below for details of related party transactions in the period presented.

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

The Company was not party to any lease transaction for the three and nine months ended September 30, 2023 and 2022.

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

Step 1: Identify the contract(s) with customers.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to performance obligations.

Step 5: Recognize revenue when the entity satisfies a performance obligation.

As the Company had no business operations during the nine months period ended September 30, 2023 and 2022, we have not identified specific planned revenue streams.

During the nine-month periods ended September 30, 2023 and 2022, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the nine-month periods ended September 30, 2023 or 2022.

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

NOTE 4. ACCOUNTS PAYABLE AND ACCUALS

As of September 30, 2023 and December 31, 2022, the balance of accounts payable and accruals totaled $2,934 and $5,885, respectively. The balance owed as of September 30, 2023 and December 31, 2022 was principally due to the Company’s share transfer agent.

NOTE 5. ACCRUALS - RELATED PARTIES

As of September 30, 2023 and December 31, 2022, the balance of accruals- related parties totaled $219,000 and $174,000 respectively.

These accruals relate to consulting fees due our current controlling shareholder, director and chief financial officer ($140,000 and $79,000, respectively) and our former controlling shareholder ($95,000 and $79,000, respectively).

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of September 30, 2023 and December 31, 2022, the balance of note payable – related party totaled $92,607 and $67,997, respectively.

During the nine months period ended September 30, 2023, our new controlling shareholder, director and chief financial officer, advanced to us $24,610 (2022 - $22,670), by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the nine-month periods ended September 30, 2023 or 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

As on September 30, 2023, there are 24,999,000 shares of preferred stock available for designation.

Series A Preferred Stock

As of September 30, 2023, we were authorized to issue 1,000 share of Series A Preferred Stock with a par value of $0.00001.

501 share of Series A Preferred Stock was issued and outstanding as of September 30, 2023 and December 31, 2022.

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

Effective November 25, 2022, 499 shares of Series A Preferred Stock was converted into 9,130,995,911 shares of common stock and remaining 501 shares are issued and outstanding as on September 30, 2023.

As of September 30, 2023 and December 31, 2022, 501 shares of Series A Preferred Stock were issued and outstanding respectively.

Common Stock

As of September 30, 2023, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.00001.

No shares of common stock were issued during the nine months ended September 30, 2023 or 2022.

Effective November 10, 2021, the Company’s controlling shareholder and the Board approved a 1 for 1,000,000 reverse share split, followed by a 100 for 1 forward share split. This change in the number of common shares issued and outstanding is pending FINRA approval.

Effective November 25, 2022, 499 Series A Preferred Stock was converted into 9,130,995,911 shares of common stock.

As of September 30, 2023 and December 31, 2022, 14,981,701,785 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the nine-month periods ended September 30, 2023 and 2022.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the nine month periods ended September 30, 2023 and 2022.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after September 30, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

PLAN OF OPERATION

Our plan of operation is to obtain debt or equity finance to meet our ongoing operating expenses and attempt to relist our shares of common stock on the Pink Sheets and then merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There can be no assurance that any of the events can be successfully completed, that our shares of common stock will be relisted on the Pink Sheets, any such business will be identified or that any stockholder will realize any return on their shares after such a transaction has been completed. In particular, there is no assurance that any such business will be located or that any stockholder will realize any return on their shares after such a transaction. Any merger or acquisition completed by us can be expected to have a significant dilutive effect on the percentage of shares held by our current stockholders

As of September 30, 2023, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

THREE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2022

Revenue

We recognized no revenue during the three-month periods ended September 30, 2023 or 2022 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three-month period ended September 30, 2023, we incurred general and administrative expenses of $19,942, comprising director’s fees of $15,000, legal fees of $1,087, accounting fees of $1,500, Edgar filing fees of $2,205 and share transfer agent fees of $150.

By comparison, during the three-months period ended September 30, 2022, we incurred general and administrative expenses of $26,404, comprising director’s fees of $15,000, $8,745 in mailing expenses for shareholder communications, auditing fees of $1,500, and $1,159 in other expenses.

Operating loss

During the three-month periods ended September 30, 2023 and 2022, we incurred operating losses of $19,942 and $26,404, respectively, due to the factors described above.

Other income expense

During the three-month periods ended September 30, 2023 and 2022, we recognized no other income (expense).

Loss before Income Tax

During the three-month periods ended September, 2023 and 2022, we recognized losses before income taxes of $26,012 and $19,942, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three-month periods ended September, 2023 and 2022 as we incurred taxable losses in both periods.

Net Loss

During the three-month periods ended September 30, 2023 and 2022, we recognized net losses of $19,942 and $26,404, respectively, due to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 2023 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2022

Revenue

We recognized no revenue during the nine-month periods ended September 30, 2023 or 2022 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the nine-month period ended September 30, 2023, we incurred general and administrative expenses of $66,6599, comprising director’s fees of $50,000, legal fees of $4,694, accounting fees of $8,000, share transfer agent fees of $525, Edgar filling fees of $3,240 and FINRA fees of $200.

By comparison, during the nine-months period ended September 30, 2022, we incurred general and administrative expenses of $69,878, comprising director’s fees of $45,000, auditing fees of $10,000, $8,745 in mailing expenses for shareholder communications, a Edgar filing fees of $2,729, OTC Market fees of $1,167, Broadridge fees of $818, a payment to a former director of $500, share transfer agent fees of $475 and $444 in other expenses.

Operating loss

During the nine-month periods ended September 30, 2023 and 2022, we incurred operating losses of $66,6592 and $69,878, respectively, due to the factors described above.

Other income expense

During the nine-month periods ended September 30, 2023 and 2022, we recognized no other income (expense).

Loss before Income Tax

During the nine-month periods ended September 30, 2023 and 2022, we recognized losses before income taxes of $66,659 and $69,878, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the nine-month periods ended September, 2023 and 2022 as we incurred taxable losses in both periods.

Net Loss

During the nine-month periods ended September 30, 2023 and 2022, we recognized net losses of $66,659 and $69,878, respectively, due to the factors discussed above.

CASH FLOW

As of September 30, 2023, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $314,541 and a shareholders’ deficit of $314,541.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the nine-month periods ended September 30, 2023 and 2022:

	For the nine months ended September 30, 2023	For the nine months ended September 30, 2022
Net Cash Used in Operating Activities	$(24,610)	$(22,670)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	24,610	22,670
Net Change in Cash	$—	$—

Operating Activities

During the nine-month period ended September 30, 2023, we recognized a net loss $66,659 which was increased for cash flow purposes by a $2,951 decrease in accounts payable and accruals, partially offset by a $45,000 increase in accruals– related parties resulting in net cash of $24,610 being used in operating activities.

By comparison, during the nine-month period ended September 30, 2022, we recognized a net loss $69,878 which was reduced for cash flow purposes by a $1,167 decrease in prepaid expenses, a $1,040 increase in accounts payable and accruals and a $45,000 increase in accrued liabilities – related parties resulting in a net $22,670 cash being used in operating activities.

Investing Activities

We did not engage in any investing activities during the nine-month periods ended September 30, 2023 and 2022.

Financing Activities

During the nine-month period ended September 30, 2023, we received $24,610 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $24,610 being generated from financing operations.

By comparison, during the nine-months period ended September 30, 2022, we received $22,670 by way of loan from our chief financial officer, director and new controlling shareholder resulting in a total of $22,670 generated from financing operations.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of September 30, 2023 and December 31, 2022, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2023.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of September 30, 2023 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of September 30, 2023:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the nine-month period ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable to our Company.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibits. The following is a complete list of exhibits filed as part of this Form 10-Q. Exhibit numbers correspond to the numbers in the Exhibit Table of Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a–14(a) or 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification of Chief Executive Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer under Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as an Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 19, 2023	SAXON CAPITAL GROUP, INC.

/s/ Redgie Green
Redgie Green
Director and CEO
(Chief Executive Officer and Principal Executive Officer)

/s/ David Cutler
David Cutler
Director and CFO
(Chief Financial Officer and Principal Accounting Officer)

