Form 10-K
period 2023-12-31
Saxon Capital Group, Inc./DE
filed 2024-04-15
CIK 1093636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

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

☒ Yes     ☐ No

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second quarter was $585,071.

As of April 14, 2024, there were 14,981,701,785 common shares, $0.00001 par value, issued and outstanding.

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

Jumpstart Our Business Startups Act

We qualify as an “emerging growth company” as defined in Section 101 of the Jumpstart our Business Startups Act (“JOBS Act”) as we did not have more than $1.07 billion in annual gross revenues and did not have such amount as of December 31, 2023, our last fiscal year.

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

Revenue

We did not record any revenue during the years ended December 31, 2023 and 2022.

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

RISK FACTORS RELATING TO OUR COMPANY

WE HAVE A SHAREHOLDERS’ DEFICIT, HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES

During the year ended December 31, 2023, we incurred losses of $92,225, resulting in an accumulated deficit of $31,145,855 and a stockholders’ deficit of $340,106.

Future losses are likely to occur as, until we have opportunities for growth in return for shares of our common stock to create value for our shareholders as we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their reports for the financial statements for the years ended December 31, 2023 and 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

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

 Impact of the Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting.  We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As we are a shell company, we do not believe we will be targeted for cyber-attacks related to the conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate solely in the United States. We do not believe that the conflicts will have any impact on our internal control over financial reporting.  Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

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

Our principal shareholder has the voting rights of, and ability to convert his one share of Series A preferred stock into, 68% of our outstanding common stock. As a result, he effectively controls all matters requiring stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transactions. This insider also has the ability to delay or perhaps even block, by his ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our company that you might view favorably.

OUR DIRECTORS MAY HAVE CONFLICTS OF INTEREST WHICH MAY NOT BE RESOLVED FAVORABLY TO US.

Certain conflicts of interest may exist between our directors and us. Our Directors have other business interests to which they devote their attention and may be expected to continue to do so although management time should be devoted to our business. As a result, conflicts of interest may arise that can be resolved only through exercise of such judgment as is consistent with fiduciary duties to us. See "Directors and Executive Officers" (page 45 below), and "Conflicts of Interest." (page 46 below).

WE MAY DEPEND UPON OUTSIDE ADVISORS; WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an "as needed" basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire people who are affiliates, if they are able to provide the required services.

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

WE HAVE A MATERIAL WEAKNESS IN OUR CONTROLS AND PROCEDURES

We have conducted an evaluation of our internal control over financial reporting based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations for the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not sufficient as of December 31, 2023 for the reasons discussed below:

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

Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023:

●         Lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

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

WE HAVE AGREED TO THE INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY DELAWARE STATUTES.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

NONE.

ITEM 1C. CYBERSECURITY.

We are a shell company with no business operations. Therefore, we do not consider that we face significant cybersecurity risk and have not adopted any cybersecurity risk management program or formal processes for assessing cybersecurity risk. Our board of directors is generally responsible for the oversight of risks from cybersecurity threats, if there is any. We have not encountered any cybersecurity incidents to date.

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

During the fiscal years ended December 31, 2023, and 2022, we had a trading history as follows:

	HIGH	LOW
Quarter Ended:

March 31, 2023	$0.0002	$0.0001
June 30, 2023	$0.0001	$0.0001
September 30, 2023	$0.0001	$0.0001
December 31, 2023	$0.0001	$0.0001

March 31, 2022	$0.0003	$0.0002
June 30, 2022	$0.0004	$0.0003
September 30, 2022	$0.0004	$0.0003
December 31, 2022	$0.0003	$0.0002

  Last Reported Price

On April 14, 2024, the last reported bid price of our shares of common stock reported on the expert market was $0.0001 per share.

Record Holders

There were 89 holders of record as of December 31, 2023. In many instances, a registered stockholder is a broker or other entity holding shares in street name for one or more customers who beneficially own the shares.

Our transfer agent is Legacy Stock Transfer, Inc. (formerly Signature Stock Transfer, Inc.), 14673 Midway Road, Suite 220, Addison, Texas, 75001. Their telephone number is (972) 612-4120.

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

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the years ended December 31, 2023, and 2022.

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

Based on our financial history since inception, our auditor has expressed substantial doubt as to our ability to continue as a going concern. As reflected in the accompanying financial statements, as of December 31, 2023, we had an accumulated deficit totaling $31,145,855. This raises substantial doubt about our ability to continue as a going concern.

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

As of December 31, 2023, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

We currently believe that our principal shareholder will be able to provide us with the funding necessary to affect our business plan to merge with another entity. However, while our principal shareholder has indicated his intention to provide us with sufficient funding to achieve this objective, there is no guarantee that he will be able to provide funding necessary to enable us to merge with another entity.

If we are unable to obtain the necessary funding from our principal shareholder, we anticipate facing major challenges in raising the necessary funding to affect our business plan to merge with another entity. Raising debt or equity funding for small publicly quoted, penny stock, shell companies is always extremely challenging.

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

RESULTS OF OPERATIONS FOR FISCAL YEAR ENDED DECEMBER 31, 2023 COMPARED TO THE YEAR ENDED DECEMBER 31, 2022

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

Revenue

We recognized no revenue during the years ended December 31, 2023, or 2022 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the year ended December 31, 2023, we incurred general and administrative expenses of $92,225 comprising $70,000 of director and officer compensation, audit fees of $9,500, state filing fees of $4,697, Edgar filing fees of $4,269, FINRA fees of $1,750 and sundry other fees and expenses totaling $2,510.

During the year ended December 31, 2022, we incurred general and administrative expenses of $95,309 comprising director and officer’s compensation of $60,000, audit fees of $11,500, Edgar filing fees of $3,279, state filing fees of $2,289, OTC market fees of $1,167, mailing to shareholders fees of $8,745, former directors fees of $3,025 and sundry and other fees of $1,018.

The $3,084 decrease in general and administrative expenses between the two years reflected an increase of $10,000 in officer’s remuneration, Edgar filing fees of $990, State filing fees of $2,407 and FINRA fees of 1,750 and decrease in other general and administrative expenses largely relating to shareholders mailing fees of $8,221, share transfer agent fees of $3,610, former directors fees of $2,525, audit fees of $1,690, sundry and other fees of $1,018, OTC market fees of $1,167.

Operating Loss

During the year ended December 31, 2023, we incurred an operating loss of $92,225 compared to an operating loss of $95,309 during the year ended December 31, 2022, a decrease of $3,084, due to the factors discussed above.

Loss before Income Tax

During the year ended December 31, 2023, we incurred a net loss before income taxes of $92,225 as compared to a net loss of $95,309 in the year ended December 31, 2022, a decrease of $3,084, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the years ended December 31, 2023, and 2022 as we incurred taxable losses in both years.

Net Loss

During the period ended December 31, 2023, we incurred a net loss of $92,225 as compared to a net loss of $95,309 during the year ended December 31, 2022, a decrease of $3,084, due to the factors discussed above.

CASH FLOW

As of December 31, 2023, we did not have any revenue generating activities or other sources of income, no assets, total liabilities of $340,106 and a shareholders’ deficit of $340,106.

It is our current intention to seek to raise debt and/or equity financing to meet ongoing operating expenses and attempt to merge with another entity with experience ed management and opportunities for growth in return for shares of our common stock to create value for our shareholders. There is no assurance that this series of events will be satisfactorily completed.

Future losses are likely to occur as, until we are able to merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders, we have no sources of income to meet our operating expenses. As a result of these, among other factors, we received from our registered independent public accountants in their report for the financial statements for the years ended December 31, 2023, and 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2023	December 31, 2022
Net Cash Used in Operating Activities	$(36,510)	$(32,357)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	36,510	32,357
Net Movement in Cash and Cash Equivalents	$—	$—

Operating Activities

During the year ended December 31, 2023, we incurred a net loss of $92,225, a $4,285 decrease in accounts payable and accruals and a $60,000 increase in accruals– related parties resulting in net cash of $36,510 being used in operating activities.

During the year ended December 31, 2022, we recognized a net loss $95,309 which was reduced for cash flow purposes by a $1,167 decrease in prepaid expenses, a $1,785 increase in accounts payable and accruals and a $60,000 increase in accrued liabilities – related parties resulting in a net $32,357 cash being used in operating activities.

Investing Activities

During the years ended December 31, 2023, and 2022, we had no investing activities.

Financing Activities

During the year ended December 31, 2023, we received $36,510 by way of an advance under notes payable – related party resulting in a total of $36,510 being generated from financing operations.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of December 31,2023, we have no off-balance sheet arrangements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

SAXON CAPITAL GROUP, INC.

AUDITED FINANCIAL STATEMENTS

For the years ended December 31, 2023, and 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Shareholders

Saxon Capital Group, Inc.

PO Box 147165, Lakewood,

Colorado 80214

Opinion on the financial statements

We audited the accompanying balance sheets of Saxon Capital Group, Inc. (“the Company”) as of December 31, 2023 and 2022 and the related statements of operations, stockholders’ equity, and cash flows for years then ended and the related notes (collectively referred to as “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of the liabilities in the normal course of business. The Company has an accumulated deficit of $31,145,855 for the year December 31, 2023. These factors as discussed in Note 2 of the financial statements raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Related party transactions.

As discussed in Note 5 to the financial statement, the Company has borrowed from related parties an amount $183,506 as of the date of December 31, 2023. We identified that the Company has not accrued for the cost of borrowing. The procedure performed to address the matter included: obtaining confirmation management that no interest provision is necessary. Company also accrued $155,000 to CEO for services.

We have served as the Company’s auditor since 2022.

M. S. Madhava Rao, Chartered Accountant

Bangalore, India

April 15, 2024

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
BALANCE SHEETS
	DECEMBER 31,	DECEMBER 31,
	2023	2022
ASSETS
Current Assets
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,600	$5,885
Accruals - Related Parties	234,000	174,000
Note Payable - Related Party	104,506	67,997
Total Current Liabilities	340,106	247,882

Total Liabilities	340,106	247,882

Commitments and Contingencies (Note 8)

Shareholders' Deficit
Preferred Stock, $0.00001 par value, 24,999,000 and 0 shares authorized as of December 31, 2023, and 2022, respectively	—	—
Series A Preferred Stock, $0.00001 par value,1,000 shares authorized, 501 and 1,000 shares issued and outstanding as of December 31, 2023, and 2022, respectively	19,990	19,900
Series B Preferred Stock, $0.00001 par value, 0 and 24,999,999 shares authorized, 0 shares issued and outstanding as of December 31, 2023, and 2022	—	—
Common Stock, $0.00001 par value, 15,000,000,000 shares authorized, 14,981,701,785 shares issued and outstanding as of December 31, 2023, and 2022, respectively.	149,817	149,817
Additional Paid in Capital	30,635,942	30,635,942
Accumulated Deficit	(31,145,855)	(31,053,631)
Total Shareholders' Deficit	(340,106)	(247,882)
Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these audited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED DECEMBER 31,
	2023	2022

REVENUE	$—	$—

OPERATING EXPENSES:

General and administrative expenses	92,225	95,309

Total Operating Expenses	92,225	95,309

OPERATING LOSS	(92,225)	(95,309)

LOSS BEFORE TAXES	(92,225)	(95,309)

TAXES	—	—

NET LOSS	$(92,225)	$(95,309)

Net Loss per Common Shares Outstanding – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	14,981,701,785	5,850,705,874

The accompanying notes are an integral part of these audited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

	Series A Preferred Shares			Common Shares		Additional Paid-In	Accumulated
	Shares		Amount	Shares	Amount	Capital	Deficit	Total
Balance at December 31, 2021	1,000	*	$39,900	5,850,705,874	$58,507	$30,707,342	$(30,958,322)	$(152,572)

Conversion Series A Preferred Shares	(499	)*	(19,910)	9,130,995,911	91,310	(71,400)	—	—

Net loss for the year	—		—	—	—	—	(95,309)	(95,309)

Balance at December 31, 2022	501	*	$19,990	14,981,701,785	$149,817	$30,635,942	$(31,053,631)	$(247,882)

Net loss for the year	—		—	—	—	—	(92,225)	(92,225)

Balance at December 31, 2023	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,145,855)	$(340,106)

* As retrospectively restated for the 1:1,000 forward split completed effective November 25, 2022.

The accompanying notes are an integral part of these audited financial statements.

SAXON CAPITAL GROUP, INC.
(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)
STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED
	DECEMBER 31,
	2023	2022
Cash Flows from Operating Activities:
Net Loss	$(92,225)	$(95,309)
Adjustments to reconcile net loss to net cash from operating activities	—	—

Changes in working capital items:
Prepaid Expenses	—	1,167
Accounts Payable	(4,285)	1,785
Accruals - Related Parties	60,000	60,000

Net Cash Flows Used in Operating Activities	(36,510)	(32,357)

Net Cash Flows Used in Investing Activities	—	—

Cash Flows from Financing Activities
Advances under Note Payable – Related Party	36,510	32,357

Net Cash Flows from Financing Activities	36,510	32,357

Net Cash Flows from Investing Activities	—	—

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash :	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—

The accompanying notes are an integral part of these audited financial statements.

SAXON CAPITAL GROUP, INC.

(FORMERLY ATLAS TECHNOLOGY GROUP, INC.)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

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

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the year ended December 31, 2023, we incurred a loss of $92,225 and had an accumulated deficit of $31,145,855 as of December 31, 2023. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of December 31, 2023, and 2022, our cash balances were $0.

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

The Company was not party to any lease transaction during the years ended December 31, 2023 and 2022.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to performance obligations

Step 5: Recognize revenue when the entity satisfies a performance obligation

As the Company had no business operations during the years ended December 31, 2023 and 2022, we have not identified specific planned revenue streams.

During the years ended December 31, 2023 and 2022, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the years ended December 31, 2023 and 2022.

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

NOTE 4. ACCOUNTS PAYABLE

As of December 31, 2023, and 2022, the balance of accounts payable totaled $1,600 and $5,885 respectively.

These balances were owed to the Company’s stock transfer agent.

NOTE 5. ACCRUED EXPENSES - RELATED PARTIES

As of December 31, 2023, and 2022, the balance of accruals - related parties totaled $234,000 and $174,000 respectively.

These accruals relate to consulting fees due to our current controlling shareholder, director and chief financial officer ($155,000 and $95,000, respectively) and our former controlling shareholder ($79,000 and $79,000 respectively).

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of December 31, 2023, and 2022, the balance of notes payable – related party totaled $104,506 and $67,997 respectively.

During the year ended December 31, 2023, our new controlling shareholder, director and chief financial officer, advanced to us $36,510 (2022 - $32,357) by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 7. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for the years ending December 31, 2023, and 2022 as we incurred tax losses during both of these years.

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

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2023, and 2022 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes.

The sources and tax effects of the differences for the periods presented are as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Statutory U.S. Federal Income Tax Rate	21%	21%
State Income Taxes	5%	5%
Change in Valuation Allowance	(26)%	(26)%
Effective Income Tax Rate	0%	0%

A reconciliation of the income taxes computed at the statutory rate is as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Tax credit (expense) at statutory rate (26%)	$23,978	$24,780
Increase in valuation allowance	(23,978)	(24,780)
Net deferred tax assets	$—	$—

As of December 31, 2023, the Company had a federal net operating loss carryforward of approximately $224,000. The federal net operating loss carryforward does not expire but may only be used against taxable income to 80%. No tax benefit has been reported in the financial statements. The annual offset of this carryforward loss against any future taxable profits may be limited under the provisions of Internal Revenue Code Section 381 upon any future change(s) in control of the Company.

NOTE 8. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the years ended December 31, 2023, or 2022, and, to the best of our knowledge, no legal proceedings are pending or threatened.

Contractual Obligations

We are not party to any contractual obligations at this time.

NOTE 9. SHAREHOLDERS’ DEFICIT

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

As on December 31, 2023, there are 24,999,000 shares of preferred stock available for designation.

Series A Preferred Stock

As on December 31, 2023, we are authorized to issue 1,000 shares of Series A Preferred Stock with a par value of $0.00001.

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

Effective November 25, 2022, 499 shares of Series A Preferred Stock was converted into 9,130,995,911 shares of common stock and the remaining 501 shares are issued and outstanding as on December 31, 2023.

As of December 31, 2023, and 2022, 501 and 1,000 shares of Series A Preferred Stock were issued and outstanding respectively.

Series B Preferred Stock

As of December 31, 2023, we are authorized to issue zero shares of Series B Preferred Stock as it has been cancelled by the approval of board of directors in November 2022.

As on November 17, 2022 Board of Director cancelled all 24,999,999 shares of authorized but unissued shares of Series B Preferred Stock.

Common Stock

As of December 31, 2023, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.0001.

No shares of common stock were issued during the year ended December 31, 2023.

Effective November 10, 2021, the Company’s controlling shareholder and the Board approved a 1 for 1,000,000 reverse share split, followed by a 100 for 1 forward share split. This change in the number of common shares issued and outstanding is pending FINRA approval.

Effective November 25, 2022, 499 Series A Preferred Stock was converted in to 9,130,995,911 shares of common stock.

As of December 31, 2023, and 2022, 14,981,701,785 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the years ended December 31, 2023, and 2022.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the years ended December 31, 2023, and 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events after December 31, 2023, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent event for which disclosure is required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2023.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2023, for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting the year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following table sets forth the names, ages, and positions with us for each of our directors and officers as of December 31, 2023:

Name	Age	Position	Since
Redgie Green	70	Chief Executive Officer, Director	July 29, 2021
David J. Cutler	67	Chief Financial Officer, Director	May 29, 2021

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

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Table

Executive compensation during the years ended December 31, 2023, and 2022, was as follows:

NAME AND PRINCIPAL POSITION	YEAR	SALARY	BONUS	STOCK AWARDS	OPTIONS AWARDS ($)	NONQUALIFIED DEFERRED COMPENS- ATION ($)	ALL OTHER COMP	TOTAL
David J. Cutler (1) Director, Chief Financial Officer	2023	$60,000	0	0	0	0	0	$60,000
	2022	$60,000	0	0	0	0	0	$60,000
Redgie Green (2) Director, Chief Executive Officer	2023	$10,000	0	0	0	0	0	10,000
	2022	$0	0	0	0	0	0	0

(1)	Mr. Cutler was appointed as a director and officer of the Company on May 29, 2021.

(2)	Mr. Green was appointed as a director and officer of the Company on July 29, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of December 31, 2023 the number and percentage of the outstanding shares of common stock 14,981,701,785, which according to the information available to us, were beneficially owned by:

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

Title of Class	Name and Address of Beneficial Owners	Amount and Nature of Beneficial Ownership	Percent of Class (2)
Common	Redgie Green (1)	0	0.00%
Common	David J. Cutler (1)	9,130,995,911	60.95%
	All directors and officers as a group	9,130,995,911	60.95%

Preferred	Redgie Green (1)	0	0.00%
Preferred	David J. Cutler (1) (3)	501	100%
	All directors and officers as a group	501	100%

______________

(1)	PO Box 147165, Lakewood, Colorado, 80214
(2)	Based on 5,850,705,874 common shares issued and outstanding and 501 shares of Series A Preferred Stock issued and outstanding.
(3)	The holder of the 501 shares of Series A Preferred Stock is entitled to convert the shares into 9,167,593,089 shares of common stock

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Directors and Officers Remuneration

During the year ended December 31, 2023, we accrued $60,000 in compensation for our director and Chief Financial Officer (Mr. Cutler) and paid $10,000 cash compensation to our director and Chief Executive Officer (Mr. Green)

During the year ended December 31, 2022, we accrued $60,000 in compensation and converted 499 Series A Preferred Stock issued to director and Chief Financial Officer (Mr. Cutler) into 9,130,995,911 common stock.

Related Party Loan

During the years ended December 31, 2023, and 2022, we received $36,510 and $32,357 respectively by way of loan to fund our working capital requirements from a director and officer (Mr. Cutler) who is also our current controlling shareholder. The loan was unsecured, interest free and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following is a summary of the fees billed to the Company by its independent registered Public Accounting firm for the years ended December 31, 2023, and 2022:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Audit fees	$9,500	$4,000
Audit related fees	—	—
All other fees	—	—
Tax fees	—	—
Total	$9,500	$4,000

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

SAXON CAPITAL GROUP, INC.

/s/ Redgie Green	April 15, 2024
Redgie Green
Chief Executive Officer (Principal Executive Officer)

/s/ David J. Cutler	April 15, 2024
David J. Cutler, Chief Financial Officer (Principal Accounting Officer)

