Form 10-Q
period 2024-03-31
Saxon Capital Group, Inc./DE
filed 2024-05-20
CIK 1093636

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

_______________________________________________________

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

As of May 15, 2024, there were 14,981,701,785 shares of common stock, $0.00001 par value per share, outstanding.

PART I

Item 1. Financial Statements.

SAXON CAPITAL GROUP, INC.

CONDENSED BALANCE SHEETS

	MARCH 31, 2024 (Unaudited)	DECEMBER 31, 2023
ASSETS

Current Assets
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities
Accounts Payable	$1,855	$1,600
Accruals - Related Parties	249,000	234,000
Note Payable - Related Party	104,931	104,506

Total Current Liabilities	355,786	340,106

Total Liabilities	355,786	340,106

Commitments and Contingencies (Note 7)

Shareholders' Deficit
Preferred Stock, $0.00001 par value, 24,999,000 shares authorized as of March 31, 2024 and December 31, 2023.	—	—
Series A Preferred Stock, $0.00001 par value,1,000 shares authorized, 501 shares issued and outstanding as of March 31, 2024 and December 31, 2023	19,990	19,990
Common Stock, $0.00001 par value, 15,000,000,000 shares authorized, 14,981,701,785 shares issued and outstanding as of March 31, 2024 and December 31, 2023	149,817	149,817
Additional Paid In Capital	30,635,942	30,635,942
Accumulated Deficit	(31,161,535)	(31,145,855)

Total Shareholders’ Deficit	(355,786)	(340,106)

Total Liabilities and Shareholders' Deficit	$—	$—

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.

CONDENSED UNAUDITED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2024	2023

REVENUE	$—	$—

OPERATING EXPENSES:

General and administrative expenses	15,680	27,279
Total Operating Expenses	15,680	27,279

OPERATING LOSS	(15,680)	(27,279)

OTHER INCOME (EXPENSE)	—	—

LOSS BEFORE TAXES	(15,680)	(27,279)

TAXES	—	—

NET LOSS	$(15,680)	$(27,279)

Net Loss per Common Shares Outstanding – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	14,981,701,785	14,981,701,785

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.

CONDENSED UNAUDITED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	Series A Preferred Shares			Common Shares
	Shares		Amount	Shares	Amount	Additional Paid-In Capital	(Accumulated Deficit)	Total

Balance at December 31, 2023	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,145,855)	$(340,106)

Net loss for the period	—		—	—	—	—	(15,680)	(15,680)

Balance at March 31, 2024	501		$19,990	14,981,701,785	$149,817	$30,635,942	$(31,161,535)	$(355,786)

Balance at December 31, 2022	501		$19,900	14,981,701,785	$149,817	$30,635,942	$(31,053,631)	$(247,882)

Net loss for the period	—		—	—	—	—	(27,279)	(27,279)

Balance at March 31, 2023	501	*	$19,900	14,981,701,785	$149,817	$30,635,942	$(31,080,910)	$(275,161)

The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED
	MARCH 31,
	2024	2023
Cash Flows from Operating Activities:
Net Loss	$(15,680)	$(27,279)
Adjustments to reconcile net loss to net cash used in operating activities:	—	—

Changes in working capital items:

Accounts Payable and Accruals	255	(1,675)
Accruals - Related Parties	15,000	15,000

Net Cash Flows Used in Operating Activities	(425)	(13,954)

Net Cash Flows from Investing Activities	—	—

Cash Flows from Financing Activities
Note Payable - Related Party	425	13,954

Net Cash Flows from Financing Activities	425	13,954

Net Change in Cash:	—	—

Beginning Cash:	$—	$—

Ending Cash:	$—	$—

Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$—	$—
Cash paid for tax	$—	$—
The accompanying notes are an integral part of these condensed unaudited financial statements.

SAXON CAPITAL GROUP, INC.

NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

Impact of the Ukrainian and Israeli Conflicts

We believe that the conflicts involving Ukraine and Israel do not have any direct impact on our operations, financial condition, or financial reporting.  We believe the conflicts will have only a general impact on our operations in the same manner as it is having a general impact on all businesses that have their operations limited to North America resulting from international sanction and embargo regulations, possible shortages of goods and goods incorporating parts that may be supplied from countries involved in the conflicts, supply chain challenges, and the international and US domestic inflation resulting from the conflict and government spending in relation to the conflicts. As our operations are related only to the small business loans in North America, we do not believe we will be targeted for cyber-attacks related to the conflicts. We have no operations in the countries directly involved in the conflict or are specifically impacted by any of the sanctions and embargoes, as we principally operate solely in the United States. We do not believe that the conflicts will have any impact on our internal control over financial reporting.  Other than general securities market trends, we do not have reason to believe that investors will evaluate the company as having special risks or exposures related to the conflicts.

NOTE 2. GOING CONCERN

Our financial statements are prepared using accounting principles generally accepted in the United States of America (“GAAP”) applicable to a going concern, which contemplate the realization of assets and the liquidation of liabilities in the normal course of business. We have no ongoing business or income and for the three months period ended March 31, 2024 we incurred a loss of $15,680 and had an accumulated deficit of $31,161,535 as of March 31, 2024. These conditions raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of these uncertainties. Our ability to continue as a going concern is dependent upon our ability to raise additional debt or equity funding to meet our ongoing operating expenses and ultimately in merging with another entity with experienced management and profitable operations. No assurances can be given that we will be successful in achieving these objectives.

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

This summary of significant accounting policies is presented to assist in the understanding of the financial statements. These policies conform to GAAP and have been consistently applied. The Company has selected December 31 as its financial year end.

Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with GAAP for interim financial information in accordance with Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The accompanying condensed financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, changes in shareholders’ deficit and cash flows as of and for the three months ended March 31, 2024 and for the related periods presented, have been included. The results for the three months period ended March 31, 2024 are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto for the years ended December 31, 2023 included in our Form 10-K filed on April 15, 2024.

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

Cash and Cash Equivalents:

We maintain cash balances in a non-interest-bearing account that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with a maturity of three months or less are considered to be cash equivalents. As of March 31, 2024 and December 31, 2023, our cash balances were $0.

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

The Company was not party to any lease transaction for the three months ended March 31, 2024 and 2023.

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

Uncertain Tax Positions:

We evaluate tax positions in a two-step process. We first determine whether it is more likely than not that a tax position will be sustained upon examination, based on the technical merits of the position. If a tax position meets the more-

likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We classify gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as long-term liabilities in the financial statements.

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

As the Company had no business operations during the three months period ended March 31, 2024 and 2023, we have not identified specific planned revenue streams.

During the three-month periods ended March 31, 2024 and 2023, we did not recognize any revenue.

Advertising Costs:

We expense advertising costs when advertisements occur. No advertising costs were incurred during the three-month periods ended March 31, 2024 or 2023.

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

NOTE 4. ACCOUNTS PAYABLE AND ACCRUALS

As of March 31, 2024 and December 31, 2023, the balance of accounts payable and accruals totaled $1,855 and $1,600, respectively. The balance owed as of March 31, 2024 and December 31, 2023 was principally due to the Company’s share transfer agent.

NOTE 5. ACCRUALS - RELATED PARTIES

As of March 31, 2024 and December 31, 2023, the balance of accruals- related parties totaled $249,000 and $234,000 respectively.

These accruals relate to consulting fees due to our current controlling shareholder, director and chief financial officer ($170,000 and $155,000, respectively) and our former controlling shareholder ($79,000 and $79,000, respectively).

NOTE 6. NOTE PAYABLE – RELATED PARTY

As of March 31, 2024 and December 31, 2023, the balance of note payable – related party totaled $104,931 and $104,506, respectively.

During the three months period ended March 31, 2024, our controlling shareholder, director and chief financial officer, advanced to us $425 (2023 - $13,954), by way of a promissory note to finance our working capital requirements.

The promissory note is unsecured, due on demand and interest free.

NOTE 7. COMMITMENTS & CONTINGENCIES

Legal Proceedings

We were not subject to any legal proceedings during the three-month periods ended March 31, 2024 or 2023, and, to the best of our knowledge, no legal proceedings are pending or threatened.

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

As on March 31, 2024, there are 24,999,000 shares of preferred stock available for designation.

Series A Preferred Stock

As of March 31, 2024, we were authorized to issue 1,000 shares of Series A Preferred Stock with a par value of $0.00001.

501 share of Series A Preferred Stock was issued and outstanding as of March 31, 2024 and December 31, 2023.

The share of Series A Preferred Stock carried super majority voting rights such that it can vote the equivalent of 61% of all votable preferred and common stock at all times.

The share of Series A Preferred Stock was convertible into 1,000 shares of common stock at the option of the Holder.

As described above, effective May 29, 2021, the 1 existing issued share of Series A Preferred Stock was returned to us by our former controlling shareholder and cancelled by us.

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

Effective November 25, 2022, 499 shares of Series A Preferred Stock was converted into 9,130,995,911 shares of common stock and the remaining 501 shares are issued and outstanding as on March 31, 2024.

As of March 31, 2024 and December 31, 2023, 501 shares of Series A Preferred Stock were issued and outstanding respectively.

Common Stock

As of March 31, 2024, we were authorized to issue 15,000,000,000 shares of common stock with a par value of $0.00001.

No shares of common stock were issued during the three months ended March 31, 2024 or 2023.

Effective November 10, 2021, the Company’s controlling shareholder and the Board approved a 1 for 1,000,000 reverse share split, followed by a 100 for 1 forward share split. This change in the number of common shares issued and outstanding is pending FINRA approval.

Effective November 25, 2022, 499 Series A Preferred Stock was converted into 9,130,995,911 shares of common stock.

As of March 31, 2024 and December 31, 2023, 14,981,701,785 shares of common stock were issued and outstanding.

Warrants

No warrants were issued or outstanding during the three-month periods ended March 31, 2024 and 2023.

Stock Options

We currently have no stock option plan.

No stock options were issued or outstanding during the three-month periods ended March 31, 2024 and 2023.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events after March 31, 2024, in accordance with FASB ASC 855 Subsequent Events, through the date of the issuance of these financial statements and has determined there have been no subsequent events for which disclosure is required.

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

Substantial risks exist with respect to an investment in the Company. These risks include but are not limited to, those factors discussed in our Annual Report on Form 10-K for the fiscal years ended December 31, 2023, filed with the Securities and Exchange Commission (“Commission”) on April 15, 2024. More broadly, these factors include, but are not limited to:

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

As of March 31, 2024, we had no cash on hand and committed resources of debt or equity to fund these losses. We will be reliant, potentially, on advances from our principal shareholders or our directors and officers. There can be no guarantee that we will be able to obtain sufficient funding these sources.

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

THREE MONTHS ENDED MARCH 31, 2024 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2023

Revenue

We recognized no revenue during the three-month periods ended March 31, 2024 or 2023 as we had no revenue generating activities during these periods.

General and Administrative Expenses

During the three-month period ended March 31, 2024, we incurred general and administrative expenses of $15,680, comprising director’s fees of $15,000, accounting fees of $425, share transfer agent fees of $225 and EDGAR filing fees of $30.

By comparison, during the three-months period ended March 31, 2023, we incurred general and administrative expenses of $27,279, comprising directors’ fees of $20,000, auditing fees of $5,000, FINRA and Edgar filing fees of $1,235 and $1,044 in other expenses.

Operating loss

During the three-month periods ended March 31, 2024 and 2023, we incurred operating losses of $15,680 and $27,279, respectively, due to the factors described above.

Other income expense

During the three-month periods ended March 31, 2024 and 2023, we recognized no other income (expense).

Loss before Income Tax

During the three-month periods ended March 31, 2024 and 2023, we recognized losses before income taxes of $15,680 and $27,279, respectively, due to the factors discussed above.

Provision for Income Tax

No provision for income taxes was recorded during the three-month periods ended March 31, 2024 and 2023 as we incurred taxable losses in both periods.

Net Loss

During the three-month periods ended March 31, 2024 and 2023, we recognized net losses of $15,680 and $27,279, respectively, due to the factors discussed above.

CASH FLOW

As of March 31, 2024, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $355,786 and a shareholders’ deficit of $355,786.

By comparison, as of December 31, 2023, we did not have any cash or cash equivalents, no assets, no revenue generating activities or other source of income and we had outstanding liabilities of $340,106 and a shareholders’ deficit of $340,106.

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

The following is a summary of the Company’s cash flows provided by (used in) operating, investing, and financing activities for the three-month periods ended March 31, 2024 and 2023:

	For the three months ended March 31, 2024	For the three months ended March 31, 2023
Net Cash Used in Operating Activities	$(425)	$(13,954)
Net Cash Used in Investing Activities	—	—
Net Cash Provided by Financing Activities	425	13,954
Net Change in Cash	$—	$—

Operating Activities

During the three-month period ended March 31, 2024, we recognized a net loss $15,680 which was reduced for cash flow purposes by a $255 increase in accounts payable and accruals and a $15,000 increase in accruals– related parties resulting in net cash of $425 being used in operating activities.

By comparison, during the three-month period ended March 31, 2023, we recognized a net loss $27,279 which was reduced for cash flow purposes by a $1,675 decrease in accounts payable and accruals and a $15,000 increase in accrued liabilities – related parties resulting in a net $13,954 cash being used in operating activities.

Investing Activities

We did not engage in any investing activities during the three-month periods ended March 31, 2024 and 2023.

Financing Activities

During the three-month period ended March 31, 2024, we received $425 by way of loan from our chief financial officer, director and controlling shareholder resulting in a total of $425 being generated from financing operations.

By comparison, during the three-months period ended March 31, 2023, we received $13,954 by way of loan from our chief financial officer, director and controlling shareholder resulting in a total of $13,954 generated from financing operations.

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

Off-Balance Sheet Arrangements

Per SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, such as changes in financial condition, revenues, expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors. As of March 31, 2024 and December 31, 2023, we had no off-balance sheet arrangements.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management conducted an evaluation, with the participation of our Chief Executive Officer, who is our principal executive officer, and our Chief Financial Officer, who is our principal financial and accounting officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Form 10-Q. Based on that evaluation, we concluded that because of the material weakness and significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2024.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting, based on the framework in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and published in 2013, and subsequent guidance prepared by COSO specifically for smaller public companies. Based on that evaluation, management concluded that our internal control over financial reporting was not effective as of March 31, 2024 for the reasons discussed below.

A significant deficiency is a deficiency, or combination of deficiencies in internal control over financial reporting, that adversely affects the entity’s ability to initiate, authorize, record, process, or report financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the entity’s financial statements that is more than inconsequential will not be prevented or detected by the entity’s internal control. A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness and significant deficiencies in its assessment of the effectiveness of internal control over financial reporting as of March 31, 2024:

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

Changes in Internal Controls over Financial Reporting

There have been no changes in our internal control over financial reporting during the three-month period ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 20, 2024	SAXON CAPITAL GROUP, INC.

s/ Redgie Green
Redgie Green
Director and CEO
(Chief Executive Officer and Principal Executive Officer)

/s/ David Cutler
David Cutler
Director and CFO
(Chief Financial Officer and Principal Accounting Officer)

